Form 10QSB
period 2007-03-31
Veracity Management Global, Inc.
filed 2007-05-23
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-52493

VERACITY MANAGEMENT GLOBAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

2655 LeJeune Road, Suite 311, Coral Gables, FL	33134
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (305) 728-1359

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

On May 21, 2007, the Registrant had 2,677,477,672 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Veracity Management Global, Inc., a Delaware corporation (hereinafter referred to as "we", "us", "our", "Company" and the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General

The Registrant acquired its operating subsidiaries Veracity Management Group, a Florida corporation ("VMG") and Secured Financial Data Inc., a Florida corporation ("SFD") effective on July 1, 2006. Prior to the acquisition of its operating subsidiaries, during the period from May 2002 until the acquisition of its operating subsidiaries on July 1, 2006, the Registrant had only limited business operations. In January 2005 the Registrant intended to develop an internet based broadcast channel and in June 2005 the Registrant entered into a licensing and advertising agreement with Yadio, Inc., an Internet technology and marketing firm, to operate the Registrant's Internet broadcast website. The Registrant's objective was  to generate revenues from its broadcast channel. However, the Registrant was not successful in raising funding necessary for this project and failed to generate any revenues. It ceased its business activities in the third quarter of 2005. As a result, the financial statements of the Registrant for the periods ended March 31, 2007 and 2006 are not comparable.

The Registrant generates revenues from its present operations based on hourly rates and fixed rates. Our fixed-rate contracts involve an engagement retainer and typically provide for monthly fees. Our hourly-rate contracts are billed monthly.

Results of Operations For the Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes, as of and for the three months ended March 31, 2007 and 2006.

Revenues. We generated revenues to $411,582 for the three months ended March 31, 2007 as compared to no revenues during the same period in the prior year. For the nine-month period ended March 31, 2007, we had revenues of $1,063,838.

Cost of Services. Cost of services for the three-month period ended March 31, 2007 were $102,765 and $366,254 for the nine months ended March 31, 2007. Our cost of services consist mainly of labor costs.

General expenses. General expenses were $446,053 and $2,411,596 for the three and nine months ended March 31, 2007. We had non-cash compensation expenses related to administrative services, sales, marketing, contract analysis, technical and sales services and IT consulting services of $270,283 for the three months ended March 31, 2007 and $1,616,187 for the nine months ended March 31, 2007. The Company expects to issue shares of common stock from time to time in lieu of cash for services provided to the Company until the Company generates sufficient positive cash flow from operations.

Net Loss. We incurred a net loss of $267,159 and $1,983,035 for the three and nine-month periods ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2007, we had current assets of $236,225 consisting of mainly of cash and accounts receivable. At March 31, 2007, we had total assets of $244,033. We had total current liabilities at March 31, 2007 of $307,748. Our current liabilities principally include $95,166 in accounts payable and accrued expenses, $18,082 in accrued interest and $82,965 of a loan payable to a stockholder.

We had negative working capital of $71,523 at March 31, 2007. Net cash used in operations during the nine-month period ended March 31, 2007 was $461,757. Our negative cash flow from operations was mainly due to our net loss of $1,983,035, an increase in accounts receivable of $215,998, principally offset by an increase in accounts payable of $89,340, accrued interest of $12,711 and non-cash compensation totaling $1,616,187.

We had no investing activities during the nine-month period ended March 31, 2007.

The Company's financing activities consist mainly of the issuance of debt and equity instruments. During the nine-month period ended March 31, 2007, the Company's financing activities provided $429,000. The Company raised $50,000 during the nine-month period ended March 31, 2007 through the issuance of notes and $419,000 through the issuance of restricted stock. The Company made payments of $40,000 during the nine-month period ended March 31, 2007.

We believe that despite funding provided under our bank line-of-credit and funding available from our management, we may need additional funding to execute our planned expansion of our sales and marketing efforts. We have no written funding commitment from management and affiliated parties.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company's believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Plan of Current and Future Financing of Our Operations for the year 2007

During the nine-month period ended March 31, 2007, the Company had a loss from operations of $1,828,185, which was primarily due to non-cash compensation of $1,616,187 represented by stock issued for consulting services. At March 31, 2007 the Company had cash of $14,993. We had an accumulated deficit of $3,813,169 at March 31, 2007. We have incurred negative cash flow from operations during the nine-month period ended March 31, 2007.

The Company principally funded its negative cash flow from operations during the nine-month period ended March 31, 2007 through the sale of restricted stock which generated proceeds of $419,000 and through the issuance of notes totaling $50,000.

We have financed our operations primarily through related party debt financing and equity raising. Our continued operations will depend on whether we are able to continue to raise additional funds through various potential sources, such as equity and debt financing, including the sale of additional equity and receipt of additional debt financing. We do not have any agreements with our management to continue to loan monies to the Company. Additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs during the next twelve months or in the long term.

We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy. Based on our current plans, we believe that our cash together with anticipated increased revenues and improved ability as a public company to raise funds, will be sufficient to enable us to meet our planned operating needs at least for the next 12 months. However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors may vary from time to time.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We may need committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain additional financing, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This conclusion is based upon the number and magnitude of the year end adjusting entries and additional financial reporting disclosures identified by the Company’s independent accountants.

Changes in internal controls. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

The following information is given with regard to unregistered securities sold by the Company during the the three-month period ended March 31, 2007, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Date	Title	Shares Issued	Persons	Cash or Non Cash Consideration
2/07/07	Common	1,533,000	Lynn Schaefer	Private unit sale at $0.0068 per unit pursuant to Section 4(2) (a)
2/08/07	Common	7,300,000	Jason Petford	Private unit sale at $0.0068 per unit pursuant to Section 4(2) (a)
2/08/07	Common	1,460,000	Tim Davidson	Private unit sale at $0.0068 per unit pursuant to Section 4(2) (a)
2/28/07	Common	3,650,000	Michael G. Ornit	Private sale at $0.0068 per share pursuant to Section 4(2) (a)
2/28/07	Common	730,000	Michael Orry	Private sale at $0.0068 per share pursuant to Section 4(2) (a)
3/31/07	Common	1,766,500	Richard Grassano, CFO	Services as officer valued at $17,666 issued pursuant to Section 4(2)
3/31/07	Common	441,650	Ted & Harriet Pioquinto	Services valued at $4,416 issued pursuant to Section 4(2) (b)
3/31/07	Common	5,475,000	Maikel Marrero	Services valued at $54,750 issued pursuant to Section 4(2) (b)
3/31/07	Common	730,000	Nu-Tech Staffing	Services valued at $7,300 issued pursuant to Section 4(2) (b)
3/31/07	Common	5,475,000	Todd Rideman	Services valued at 54,750 issued pursuant to Section 4(2) (b)
3/31/07	Common	3,650,000	Kurt Kotray	Services valued at 36,500 issued pursuant to Section 4(2) (b)
3/31/07	Common	3,650,000	Michael Levitsky	Services valued at 36,500 issued pursuant to Section 4(2) (b)
3/31/07	Common	365,000	Lori & Scott Nelson	Services valued at 3,650 issued pursuant to Section 4(2) (b)
3/31/07	Common	5,475,000	Kim & Larry Seskin	Services valued at 54,750 issued pursuant to Section 4(2) (b)

(a) During the three-month period ended March 31, 2007, the Company offered and sold units to sophisticated investors. The units consisted of  1 share and 0.5 warrant at a price of $0.0068 per unit. The warrants are exercisable to purchase on additional share at a price of $1.00 per share. This private placement offering was done with no general solicitation or advertising by the Company. The investors are business acquaintances of management and were approached by management individually.
(b) These shares were issued in consideration with services provided to the Company including administrative services, sales, marketing, contract analysis, technical and sales services.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael Rideman Michael Rideman CEO Dated: May 21, 2007 /s/ Richard Grassano, CFO Richard Grassano CFO Dated: May 21, 2007

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly Known as Kirshner International Inc.)
Consolidated Balance Sheets Back to Table of Contents
(Unaudited)
	March 31, 2007	June 30, 2006
Assets
Current assets:
Cash	$14,993	$47,750
Accounts receivable	221,232	5,234
Total current assets	236,225	52,984

Property and equipment, net of depreciation of $2,409 and $783	7,808	9,434
Total assets	$244,033	$62,418

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$95,166	$49,656
Accrued interest	18,082	5,371
Stockholder loan payable	82,964	-
Notes payable - stockholders, less unamortized discount of $24,741 and $3,408	111,536	149,075
Total liabilities	$307,748	$204,102

Stockholders' deficit:
Preferred stock, $0.001par value, 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized:
2,677,477,672 shares issued and outstanding	2,677,478	1,390,481
Additional paid-in capital	1,071,976	197,508
Accumulated deficit	(3,813,169)	(1,729,673)
Total stockholders' deficit	(63,715)	(141,684)
Total liabilities and stockholders' equity	$244,033	$62,418

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly Known as Kirshner International Inc.)
Consolidated Statement of Operations
(Unaudited)

			From Inception
	Three Months Ended	Nine Months Ended	(December 2, 2005) to
	March 31, 2007	March 31, 2007	March 31, 2006

Revenues	$411,582	$1,063,838	$-

Cost of services	102,765	366,254	-
Selling expenses	105,281	196,184	14,324
Depreciation and amortization	529	1,626	-
Administrative expenses	20,137	43,258	618
General expenses	446,053	2,411,596	72,345
Net loss from operations	466,190	2,454,854	72,963

Other income	599	2,590	3,251
Interest expense	4,575	30,548	-
Net loss	$(267,159)	$1,983,035)	$(84,036)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares	2,653,793,255	2,619,318,978	1,390,481,005

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly Kirshner International, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

		From Inception
	Nine Months Ended	(December 2, 2005) to
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(1,983,035)	$(84,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,626	-
Stock issued for services	1,616,187
BCF amortization	17,412
Accountants receivable	(215,998)	-
Accounts payable and accrued expenses	89,340	12,064
Accrued interest	12,711	-
Net cash used in operating activities	(461,757)	(71,972)

Cash flow from investing activities:
Purchase of fixed assets	-	(1,075)
Net cash used in investing activities	-	(1,075)

Cash flows from financing activities:
Proceeds from notes payable	50,000	21,592
Proceeds from sale of common stock	419,000	28,408
Principal payments on notes payable	(40,000)	-
Net cash provided by financing activities	429,000	50,000

Net increase (decrease) in cash	(32,757)	(23,047)
Cash - beginning of period	47,750	-
Cash - end of period	$14,993	$(23,047)

Supplemental cash flow disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly Known as Kirshner International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying consolidated financial statements of Veracity Management Global, Inc (the "Company", "VMGG") at March 31, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VMGG’s audited financial statements and notes thereto included in VMGG’s Form 10-SB. In management’s opinion, these interim consolidated and unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2007 are not necessarily indicative of the results which can be expected for the entire year.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 3,813,169 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2007, all of which raise substantial doubt about VMGG’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK TRANSACTIONS

During the nine-month period ended March 31, 2007, VMGG had the following equity transactions:

61,977,000 common shares and 30,988,500 warrants to purchase common shares at an exercise price of $ 1.00 per share were sold for $419,000.

901,963,468 common shares were issued for services valued at $1,616,187 based upon the closing quoted market price of VMGG’s common stock on the date the services were performed.

NOTE 4- BUSINESS COMBINATION

On July 1, 2006, Veracity Management Global, Inc, (VMGG) merged with Veracity Management Group, Inc. (VMG) and Secured Financial Data, Inc. (SFD). Pursuant to a Share Exchange Agreement, VMGG issued 1,648,561,738 shares of common stock in exchange for all the outstanding common stock of VMG (258,080,733 shares) and SFD (1,390,481,005).

For accounting purposes, the merger was treated as a recapitalization of VMGG by SFD and a purchase of VMG by VMGG. Accordingly, the financial results presented for all periods prior to the merger date are those of SFD. This evaluation was conducted pursuant to the guidance in FASB statement number 141 as the former SFD shareholders have majority control of VMGG subsequent to the merger through majority voting interest, control the majority of the board of directors, and control the majority of all management decisions. VMG is a wholly owned subsidiary. SFD’s equity structure was restated to adopt the equity structure of VMGG. (73 shares of VMGG for each share of VMG and SFD) As of the merger date, the financial statements include the combined operating results, assets and liabilities of VMGG, VMG and SFD. Since VMGG was inactive prior to the merger, it is not expected to constitute a significant part of the ongoing business of the combined company.

VMGG issued a total of 1,648,561,738 shares of common stock as a result of the above transactions. 258,080,733 shares were issued to the shareholders of VMG resulting in total assets and liabilities of $130,804 and $49,169, respectively, at July 1, 2006. 1,390,481,005 shares were issued to the shareholders of SFD resulting in total assets and liabilities of $62,418 and $204,102, respectively, at July 1, 2006. As a result of the recapitalization, SFD’s assets and liabilities are stated at historical cost. As a result of the business combination between VMGG and VMG, VMG’s assets and liabilities are stated at fair market value which approximates historical cost.

The purchase price paid for VMG was $25,810. This represented a discount to the book value of VMG of $55,827. Pursuant to the terms of the agreement the majority shareholders of VMGG immediately prior to the merger have the option to receive an additional 20% equity ownership in VMGG or rescind the merger if certain financial benchmarks are not achieved by June 30, 2007. Consistent with the guidance in FASB statement number 141 we have recorded a liability of $55,837 for the discounted price paid for VMG due to this possible contingency.

Since the above transactions took place on July 1, 2006 the first day of fiscal 2007, the financial results presented for the three and nine-month period ended March 31, 2007 would not differ had the transaction occurred at an earlier date.