Form 10QSB/A
period 2007-03-31
Veracity Management Global, Inc.
filed 2007-05-29
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
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

On May 29, 2007, the Registrant had 2,677,477,672 shares of common stock issued and outstanding.

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

We had negative working capital of $71,523 at March 31, 2007. Net cash used in operations during the nine-month period ended March 31, 2007 was $546,337. Our negative cash flow from operations was mainly due to our net loss of $1,983,035, an increase in accounts receivable of $262,536, principally offset by an increase in accounts payable of $50,294, accrued interest of $12,711 and non-cash compensation totaling $1,616,187.

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

(a) During the three-month period ended March 31, 2007, the Company offered and sold units to sophisticated investors. The units consisted of  1 share and 0.5 warrant at a price of $0.0068 per unit. The warrants are exercisable at $0.01 per share. This private placement offering was done with no general solicitation or advertising by the Company. The investors are business acquaintances of management and were approached by management individually.
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

/s/ Michael Rideman Michael Rideman CEO Dated: May 29, 2007 /s/ Richard Grassano, CFO Richard Grassano CFO Dated: May 29, 2007

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

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly Kirshner International, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

		From Inception
	Nine Months Ended	(December 2, 2005) to
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(1,983,035)	$(84,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,626	-
Stock issued for services	1,616,187
BCF amortization	17,412
Accountants receivable	(262,536)	-
Prepaid expenses and other current assets	1,004
Accounts payable and accrued expenses	50,294	12,064
Accrued interest	12,711	-
Net cash used in operating activities	(546,337)	(71,972)

Cash flow from investing activities:
Cash acquired in purchase business combination	84,580
Purchase of fixed assets	-	(1,075)
Net cash used in investing activities	84,580	(1,075)

Cash flows from financing activities:
Proceeds from notes payable	50,000	21,592
Proceeds from sale of common stock	419,000	28,408
Principal payments on notes payable	(40,000)	-
Net cash provided by financing activities	429,000	50,000

Net increase (decrease) in cash	(32,757)	(23,047)
Cash - beginning of period	47,750	-
Cash - end of period	$14,993	$(23,047)

Supplemental cash flow disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3 – COMMON STOCK TRANSACTIONS

During the nine-month period ended March 31, 2007, VMGG had the following equity transactions:

61,977,000 common shares and 30,988,500 warrants to purchase common shares at an exercise price of $0.01 per share were sold for $419,000.

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