Form 10QSB/A
period 2007-03-31
Veracity Management Global, Inc.
filed 2007-07-02
CIK 1391750

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

Plan of Current and Future Financing of Our Operations for the year 2007

During the nine-month period ended March 31, 2007, the Company had a loss from operations of $1,955,080, which was primarily due to non-cash compensation of $1,616,187 represented by stock issued for consulting services. At March 31, 2007 the Company had cash of $14,993. We had an accumulated deficit of $3,813,169 at March 31, 2007. We have incurred negative cash flow from operations during the nine-month period ended March 31, 2007.

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

/s/ Michael Rideman Michael Rideman CEO Dated: July 2, 2007 /s/ Richard Grassano, CFO Richard Grassano CFO Dated: July 2, 2007

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

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly Known as Kirshner International Inc.)
Consolidated Statement of Operations
(Unaudited)

			From Inception
	Three Months Ended	Nine Months Ended	(December 2, 2005) to
	March 31, 2007	March 31, 2007	March 31, 2006

Revenues	$411,582	$1,063,838	$-

Cost of services	102,765	366,254	-
Selling expenses	105,281	196,184	14,324
Depreciation and amortization	529	1,626	-
Administrative expenses	20,137	43,258	618
General expenses	446,053	2,411,596	72,345
Net loss from operations	263,183	1,955,080	87,287

Other income	599	2,593	3,251
Interest expense	(4,575)	(30,548)	-
Net loss	$267,159	$1,983,035	$(84,036)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares	2,653,793,255	2,619,318,978	1,390,481,005

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly Kirshner International, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

		From Inception
	Nine Months Ended	(December 2, 2005) to
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(1,983,035)	$(84,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,626	-
Stock issued for services	1,616,187
BCF amortization	17,412
Accounts receivable	(262,536)	-
Prepaid expenses and other current assets	1,004
Accounts payable and accrued expenses	50,294	12,064
Accrued interest	12,711	-
Net cash used in operating activities	(546,337)	(71,972)

Cash flow from investing activities:
Cash acquired in purchase business combination	84,580
Purchase of fixed assets	-	(1,075)
Net cash used in investing activities	84,580	(1,075)

Cash flows from financing activities:
Proceeds from notes payable	50,000	21,592
Proceeds from sale of common stock	419,000	28,408
Principal payments on notes payable	(40,000)	-
Net cash provided by financing activities	429,000	50,000

Net increase (decrease) in cash	(32,757)	(23,047)
Cash - beginning of period	47,750	-
Cash - end of period	$14,993	$(23,047)

Supplemental cash flow disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

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