Form 10KSB
period 2007-06-30
Veracity Management Global, Inc.
filed 2007-09-27
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

 Registrant's Telephone Number, Including Area Code: (786) 777-0808

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

On September 24, 2007, the aggregate market value of the 3,426,490 common stock held by non-affiliates of the Registrant was approximately $1,130,741. On September 24, 2007, the Registrant had 33,181,543 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Veracity Management Global, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Background of the Registrant

The Registrant was incorporated in the State of Delaware on April 7, 2000 under the name Intertech Corporation and is publicly traded on the NASDAQ OTCBB under the symbol VCMG. On July 28, 2001, the Registrant acquired Wholesale Merchandisers, Inc. through a share exchange agreement and Wholesale Merchandisers, Inc. became a wholly-owned subsidiary of the Registrant. Wholesale Merchandisers' primary asset was a technology called "Load Toter technology", which is a vehicle balancing bar that automatically balances as weight is applied to a vehicle. The Registrant's wholly-owned subsidiary ceased operations in May 2002. In connection with discontinuing its former business operations the Registrant changed its name from Intertech Corporation to Kirshner International Inc. During the period from May 2002 until the Registrant's acquisition of its operating subsidiaries, Veracity Management Group, a Florida corporation ("VMG") and Secured Financial Data Inc., a Florida corporation ("SFD") effective on July 1, 2006, the Registrant had only limited business operations. In January 2005 the Registrant announced its intention to develop an Internet-based broadcast channel and in June 2005 the Registrant entered into a licensing and advertising agreement with Yadio, Inc., an Internet technology and marketing firm, to operate the Registrant's Internet broadcast website. The Registrant's objective was  to generate revenues from its broadcast channel. However, the Registrant was not successful in raising funding necessary for this project and failed to generate any revenues. It ceased its Internet broadcast business activities in the third quarter of 2005. As a result, the financial statements of the Registrant for the years ended June 30, 2007 and 2006 are not comparable.

Acquisition of Veracity Management Global Inc.and Secured Financial Data Inc.

On July 1, 2006, the Registrant entered into share exchange agreements with Secured Financial Data Inc. ("SFD"), a Florida corporation and Veracity Management Group ("VMG"), a Florida corporation, which resulted in SFD and VMG becoming wholly-owned subsidiaries of the Registrant. The Registrant issued 19,047,685 restricted shares of common stock to the shareholders of SFD and 3,535,353 restricted shares of common stock to the shareholder of VMG in exchange of 100% of the issued and outstanding shares of SFD and VMG. In connection with these acquisitions in September 2006, the Registrant changed its name to Veracity Management Global, Inc and issued 11,985,413 shares for management and consulting services valued at their fair value of $1,345,904.

Our Business Consulting Operations

The Registrant is a consulting and professional services company specialized in technology transformation, business continuity and disaster recovery planning processes and procedures. The Registrant assists corporations and organizations with the design, development and implementation of business solutions. These solutions varying from requirements based legislative regulation, such as; The Sarbanes Oxley (SOX) Act, Gramm-Leach Bliley Act (GLBA), and Health Insurance Portability and Accountability Act (HIPAA). Additionally our consulting services encompass solutions that meet our client’s strategic business needs, including organizational transformation, change management, outsourcing, software development, integration, product identification, gap analysis, configuration and installation of its related supporting infrastructure.

Regulatory and Compliance Consulting Services

We provide consulting services to private and publicly traded companies. We work with our clients in the United States to help them meet their regulatory and governance requirements.

Our firm specializes in the transformation and alignment of business process automation and its supporting service business units. We assist our clients in standardizing their general computer based control processes through the implementation of appropriate monitoring mechanisms into everyday IT activities. We use industry recognized best practices like COBIT, COSO, ITIL, PMI and Balance Scorecard. The use of these best practices not only insures an organization’s compliance and “best in class” operations, but provides the framework for subsequent outsourcing of non-strategic services. In addition, we help our client establish an effective sustained compliance program through the automation of controls and their documentation repository. Using our expertise, we have successfully completed numerous Sarbanes-Oxley projects for customers in diverse industries. Having worked with many accounting firms responsible for SOX audits, we can provide tailored methodologies that meet business in specific vertical's such as Financial Services Institutions, Healthcare, and Manufacturing and Distribution.

Our regulatory compliance services focus on primary areas, including project management, infrastructure implementation and documentation and testing support. We customize the scope of our services based on our client's needs.

To help with companies or organizations initiative to meet regulatory requirements, we perform a gap analysis by performing a trial audit of the client’s existing controls and document the findings. We coordinate with internal and external auditors to ensure all open or hidden issues are properly identified and accounted for. Using our approved findings, we leverage industry best practice operational models and methods to fill any gaps and revise all existing business documentation.. We then use the newly developed operational model and execution plan to remediate the clients existing environment identifying each relevant key controls as a testing point. Finally, we liaison with internal and external auditors as needed.

Our SOX Compliance Process

At the beginning of each compliance project, we meet with our client to define primary goals and objectives as well as additional opportunities that may present additional business benefits. Based on our findings, we will create a phased plan for implementing a compliance and process improvement program in collaboration with all key members in our client's organization.

We meet with our clients independent auditors at several points throughout the process to ensure their acceptance of the evaluation criteria and documentation necessary for certification of management’s assertions of internal controls. We guide our clients through the entire implementation process, including remediation of deficient IT controls.

Beyond the primary goal of compliance, there are many opportunities for enhancing an IT environment. We provide suggestions on how to design a control structure to achieve the optimal segregation of duties within your IT organization. We review their internal workflow and help identify improvement opportunities providing increased efficiency and cost savings.

Our SOX Three-Phased Approach

Executing a project in phases allows us to define clear milestones and checkpoints for consistent and effective progress. Following is a general outline for achieving compliance and process improvement:

Phase 1 – Planning and scoping

Confirm objectives, scope, success criteria and team members

  Execute pilot – full documentation and testing for one business stream
  Confirm pilot results with auditor and finalize plans to move forward

Phase 2 – Process documentation, evaluation and improvement

  Document all current processes, procedures and control points
  Identify potential process improvements and implement where appropriate
  Identify control test plans and metrics and establish monitoring procedure

Phase 3 – Control testing and remediation

  Execute tests of control points, document test results and identify inconsistencies with expected results
  Refine process or control to achieve compliance and update process documentation accordingly

Many of our clients have achieved initial compliance with SOX requirements and are now faced with ongoing regulatory demands. These demands can rise from new legislation, changes to existing legislation and annual review of new business practices implemented to meet business demands. We provide this ongoing support, including process changes, system upgrades and/or replacements.

Quarterly testing: We can define the scope of testing with your external auditors and execute quarterly tests, including any required process remediation.

Process improvement: We can work with our clients to make process and procedure improvements aimed at improving efficiency and effectiveness.

Business Continuity Planning and Disaster Recovery Process

As part of our SOX Compliance Services we provide regulatory solutions such as business continuity planning, disaster recovery processes. Current regulations have multi-faceted requirements. Our comprehensive approach starts with an initial risk and impact assessment, to the deployment of remotely monitored and secured redundant support environments. These services include collocation services and/or outsourcing services for client’s computer server and network equipment. We have relationships and partnerships with Collocation Data Centers located across the US and overseas.

Our comprehensive assessment process covers all aspects of insuring the survivability of our client’s businesses. The following describes an overview of our comprehensive solutions;

  Which business units, operations and processes are absolutely essential to the survival of the organization?
  How quickly essential business units or processes have to be back in operation before the impacts are catastrophic
  Which recovery alternatives are the most plausible for meeting the recovery windows
  Which resources are needed to resume operations at a survival level for the essential parts of the business?
  Which elements have to be pre-positioned to meet recovery time windows

As organizations change their business as a result of mergers and growth, their requirements also change. We offer collocation services for our client’s computer and network infrastructure. The process side of our solution is a critical part of our business continuity and disaster recovery service products and packages. The data center space is rented or sub-leased by our clients from us for the purpose of housing clients’ computer servers and network equipment.

Recovery Testing: After the implementation of a client’s equipment into the data center for collocation, we offer our client recovery testing in support of client audit processes. In this capacity we provide consulting services as follows:

  Validate that the awareness and communication plans are in place, understood and workable
  Validate that the infrastructure is in place to recover by performing mock events
  Validate that key processes required.
  Validate logistics are in place to relocate/provide systems access to employees

We provide SOX Compliance Services that are true alternatives and compliments to in-house resources, offering a very high level of practical and hands-on experience, combined with quality of service and confidence.

Gramm-Leach-Bliley Act Compliance Consulting Services

The Financial Modernization Act of 1999, also known as the "Gramm-Leach-Bliley Act" or GLB Act, includes provisions to protect consumers’ personal financial information held by financial institutions. There are three principal parts to the privacy requirements: the Financial Privacy Rule, Safeguards Rule and pretexting provisions.

The GLB Act gives authority to eight federal agencies and the states to administer and enforce the Financial Privacy Rule and the Safeguards Rule. These two regulations apply to "financial institutions," which include not only banks, securities firms, and insurance companies, but also companies providing many other types of financial products and services to consumers. Among these services are lending, brokering or servicing any type of consumer loan, transferring or safeguarding money, preparing individual tax returns, providing financial advice or credit counseling, providing residential real estate settlement services, collecting consumer debts and an array of other activities. Such non-traditional "financial institutions" are regulated by the Federal Trade Commission ("FTC"). The FTC is one of eight federal agencies that, along with the states, are responsible for developing a consistent regulatory framework to administer and enforce the Financial Privacy Rule.

The Financial Privacy Rule governs the collection and disclosure of customers' personal financial information by financial institutions. It also applies to companies, whether or not they are financial institutions, who receive such information. The Financial Privacy Rule requires financial institutions to give their customers privacy notices that explain the financial institution’s information collection and sharing practices. In turn, customers have the right to limit some sharing of their information. Also, financial institutions and other companies that receive personal financial information from a financial institution may be limited in their ability to use that information.

The Safeguards Rule requires all financial institutions to design, implement and maintain safeguards to protect customer information and to develop a written information security plan that describes how the financial institution is prepared for, and plans to continue to protect clients’ nonpublic personal information. The Safeguards Rule also applies to information of those no longer consumers of the financial institution. This plan must include:

  Denoting at least one employee to manage the safeguards,
  Constructing a thorough [risk management] on each department handling the nonpublic information,
  Develop, monitor, and test a program to secure the information, and
  Change the safeguards as needed with the changes in how information is collected, stored, and used.

The Pretexting provisions of the GLB Act protect consumers from individuals and companies that obtain their personal financial information under false pretenses, a practice known as "pretexting." Pretexting occurs when someone tries to gain access to personal nonpublic information without proper authority to do so. This may entail requesting private information while impersonating the account holder, by phone, by mail, by email, or even by "phishing" (i.e., using a "phony" website or email to collect data). The GLB Act has provisions that require the financial institution to take all precautions necessary to protect and defend the consumer and associated nonpublic information.

Financial Institutions

The GLB Act applies to "financial institutions" which is defined as entities that offer financial products or services to individuals, such as loans, financial or investment advice, or insurance, among others. The FTC has authority to enforce the law with respect to "financial institutions" that are not covered by the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state insurance authorities. Among the institutions that fall under FTC jurisdiction for purposes of the GLB Act are non-bank mortgage lenders, loan brokers, some financial or investment advisers, tax preparers, providers of real estate settlement services, and debt collectors. At the same time, the FTC's regulation applies only to companies that are "significantly engaged" in such financial activities.

The law requires that financial institutions protect information collected about individuals; it does not apply to information collected in business or commercial activities.

GLB Act Compliance Services

Identifying and assessing threats to customer information and evaluating the effectiveness of a financial institution’s safeguards is a complex task that requires in-depth knowledge of security technology and practices, as well as continual identification of ever-changing security threats and requirements. Our management utilizes its expertise to conduct comprehensive assessment of its financial institution customer’s controls and procedures to safeguard the institution’s customer’s privacy information. We work with our financial institution customer’s GLB Act compliance personnel in connection with the design, development, installation and implementation of a customized security program that cost-effectively addresses key gaps in security.

Our services include thorough assessment of any vulnerability in our customer’s existing network security plans, policies, operations, usage, performance, and physical security. We assess immediate security concerns to identify any gaps between the current infrastructure and identified requirements for GLB Act compliance as well as overall system security and ability of the financial institution to maintain security compliance based upon projected growth. Such services may include preparing a comprehensive security policy plan for our customers; optimizing our customer’s network performance and reliability and recommending products and services; providing for protection and monitoring of network solutions; and creating disaster-recovery and business-continuity plans to ensure continued security of privacy information to satisfy GLB Act requirements.

We recognize that our financial institution customers confront both internal and external risks. These risks include, but are not limited to:

  Unauthorized access of their customers’ privacy information by someone other than the owner of the covered data and information;
  Compromised system security as a result of system access by an unauthorized person;
  Interception of data during transmission;
  Loss of data integrity;
  Physical loss of data in a disaster;
  Errors introduced into the system;
  Corruption of data or systems;
  Unauthorized access of covered data and information by employees;
  Unauthorized requests for covered data and information;
  Unauthorized access through hardcopy files or reports; and
  Unauthorized transfer of covered data and information through third parties.

To comply with the GLB Act, we advise our financial institution customers on their plans and procedures to detect, prevent, and respond to network attacks, intrusions, and other system failures. As part of our disaster recovery and business continuity services under the GLB Act, we provide our customers with collocation facilities and capacity to house our customer’s backup computer servers and network equipment on a fully-secure basis. This enables our financial institution customers to maintain their customers privacy information during periods of disaster recovery ensuring business continuity with immediate access at all times to the privacy information of their customers, which privacy information is safeguarded in compliance with the GLB Act.

 Technology Project Management and Strategic Planning Services

Our firm segregates work into tracks to provide customers with greater visibility into the work and effort being provided. We commonly partner with our customers by assembling a small team consisting of both Veracity and client personnel. We find this cross company team approach particularly successful because:

    Actively involves key stakeholders early in the process
    Lowers overall cost of strategic initiatives
    Promotes knowledge transfer between organizations
    Facilitates the development of consensual recommendations (if and where appropriate)
    Expedites the adoption and deployment process for recommendations

Our greatest asset is providing our customers with a formal proven approach to accomplish their strategic goals and objectives. This process aligns the operational model of the Information Technology department to the enterprise business strategy. Use industry recognized methods, and processes VMG specializes in the running, retooling and transforming of Information Technology departments.

VMG works from a results oriented solutions provider. Our solutions are developed from detailed root cause business and operational analysis. Our process is to develop measurable value based, Operational and Revenue Based Strategic (ORBS) solutions. Our ORBS wholly encapsulate all solution dependencies, thereby reducing assumptions, failures and rework. The ORBS methodology leverages best practices such as the Project Management Institute’s PMIBOK framework and The Balance Scorecard.

Our process identifies the business strategic and tactical objectives for each initiative and ties these to each business unit across the organization. To identify individual business unit impact, we interview managers, subject matter experts and users. This process also builds consensus among key stakeholders. We then perform current state analysis and gap to best practices.  Using this information we develop the appropriate solution and document the required catalog of services to support the business needs. We develop the initial project plan for the solutions implementation inclusive of methods to insure continuous improvement activities and metrics. Throughout this process we manage to the client’s expectations, by repeatedly facilitating sessions to revalidate consensus on the objectives, timeframes, budget and success measures to insure the strategic alignment to business climate is maintained.

Transformation Services

Our firm specializes in assisting companies change. These changes many come about as part of a business climate change, where the methods and practices previously used are no longer valid. Many times our clients are not sure what is not working, they just know they are either losing opportunities or have over built their operations through years of patch work resulting in non-scalable and costly infrastructure. Other times opportunities come in forms of acquisitions, merger, etc.. Other times brand new business lines are developed, but all in all change is occurring at all levels of the organization and the organization is built to conduct the daily business at hand not retools and reshape themselves. This is where a firm like Veracity Management Group can provide enormous value. Veracity Management Group has developed a three step process that involves identification, change modeling and remediation.

Stage 1: Current State Assessment

Strategic measures, service and resource inventory

Our process begins by identifying and distilling a high-level business driven strategic plan and quantitative success measures. We then assist in identifying the operational supporting services required to make such a plan successful. We start a parallel process to interview individuals, review business process maps, and inventory all assets, organizational hierarchies and their related resources. The final product is a comprehensive current state assessment of the client’s current operational model.

Stage 2: Future State Definition and Design

Best practices models, services catalog definition and resources

Using the current state models, VMG will facilitate gap sessions that explore and test against industry best practices. Our consultants will provide lessons learned and previous industry experience in similar projects to simulate discussions challenging traditional organizational and process silo’s, gaining client buy-in and identifying client sponsorship roles. We will develop a future state operational model continually challenging and testing the client tolerance for change, maturity and formality by developing and instituting regulatory compliant policies and procedures each tying to individual job descriptions and to a detailed service catalog that defines the operational model and departmental organizational chart.

Stage 3: Transformation and implementation Roadmap

3T’s, Tools, Talent and Tactics, planning and budgeting

Our process starts with the implementation of Program Office, whose charter is to manage the organizational aspect of, leveraging our findings and developing or enhancing existing change management processes required by the project. Using the future state design our consultants will develop a milestone based transformation roadmap to updating the organization. VMG fosters a buy versus build model, limiting custom development to integration or client unique functionality not available in the marketplace. Subsequently on the approval and acquisition of these tools we design the new operational model developing talent refresh programs for the internal staff and updating all job functions descriptions accordingly. VMG will finally present a scalable operational model that integrates seamlessly to the enterprise.

Our Business Strategy

“We bring predictability to your business”

Veracity Management Group is a Full Service Management Consulting company focused on developing and nurturing a value based annuity relationship business with our clients.

We help organizations manage and make sense of obstacles and challenges they face in every day business. Our firm specializes in developing, transforming, establishing and delivering predictable operational models to information technology organizations. Through the use of industry best practices, strategic partnerships, and tools we deploy auditable and quantitative metric for business driven continuous improvement across the enterprise.

Our business objective is to become a leading provider in the market of providing technology transformation services, business continuity and disaster recovery planning processes and procedures. To pursue our objective, we are focusing on the following initiatives:

Build our business by:

  obtaining sufficient financing to grow our business;
  developing a strong brand and reputation for business consulting services; and
  attracting and retaining clients that are leaders in their respective fields.
  through the sale of products that automate client processes or resolve client objectives

Generate and subsequently diversify our revenue by:

  establishing our services as the leading solution for business continuity and disaster recovery planning processes and procedures;
  increase the size and effectiveness of our marketing and sales methods; and expand our customer base identifying industry leading products that we can be a vendor and representative for at a regional and or national level. The model is similar to that of any dealer including product representation, sales, and continual support and upgrade throughout the client’s ownership of product.

Leverage our client relationships by:

  developing new client relationships through referrals ;
  developing additional services for existing and potential clients; and
  entering into joint ventures for particular markets that may develop for our services.

Dependence on Major Customers

The Registrant has one client that accounted for 45% of its revenues during its fiscal year ended June 30, 2007 and accounted for 64% of its revenues during the fiscal year ended June 30, 2006. At present, the Company has 15 customers.

The Company is dependent on one major customer, Bank United FSB, which accounted for approximately 45% of our revenues for the year ended June 30, 2007. Bank United is a regional retail bank in Florida. The Company’s business and financial condition would be materially adversely affected if Bank United ceased to be a client of the Company or materially reduced the level of services provided by the Company.

Materials and Suppliers

To fulfill our contractual obligation, we often rely on third party equipment manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support our projects; however, we are subject to possible cost escalations based on inflation and other market price fluctuations.

We purchase equipment directly from manufacturers or third party resellers. If a manufacturer is unable to deliver the materials according to the negotiated terms, we may be required to purchase the materials from another source at a higher price. We may keep certain items in stock at our facilities. We obtain more specialized equipment from suppliers when required for a contract or project, which could adversely affect our business.

The Company uses computer equipment in connection with its client consulting services.

Patents, Trademarks And Licenses and Other Intellectual Property

At present, we have no patents, trademarks, licenses and other intellectual properties.

Competition

The markets in which we operate and provide our compliance services are highly competitive and, for the most part, require highly skilled and experienced personnel. A large number of regional, national and international consulting companies are competing in the markets we serve, and certain of these competitors have greater financial and other resources. Further, we are a recent entrant into the market for compliance services, and certain competitors possess substantially greater experience, market knowledge and customer relationships.

In pursuing contracts and projects, we experience significant competition in the markets we operate in. We believe that we have earned an excellent reputation. We compete based on our reputation and business relationships developed over the years.

Corporate America and the general public are aware of their vulnerability to natural and man-made disasters. This is an emerging market and we have entered this market early. We are in the compliance market where there are many competitors. We expect to gain a strong hold in this market.

Employees

At June 30, 2007, we had 21 full-time employees and none of these employees were represented by labor unions. We also employ part-time personnel from time to time on a contract or project-specific basis. We believe current relationships with our employees are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our projects.

Environmental Laws and Regulations

We are subject to environmental laws and regulations, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of hazardous materials and wastes and health and safety.

The environmental, health and safety laws and regulations to which we are subject are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs with respect to environmental compliance have not been material, and we have not incurred any material environmental liability. However, we cannot assure you that we will not incur material environmental costs or liabilities in the future. For more information on the impact of environment regulation upon our businesses, see "Risk Factors" below.

RISK FACTORS

You should carefully consider the risks described below before making an investment in our common stock. All of these risks may impair our business operations. If any of the following risks actually occurs our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment

Risk Factors Related to Our Business

We have a history of operating losses, and we may not achieve or maintain profitability in the future
We have experienced a net loss of $1,997,139 for the fiscal year ended June 30, 2007. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2007 and 2006, respectively.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations
Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods. For example, we are required by the Sarbanes-Oxley Act of 2002 to file annual reports and quarterly reports disclosing the effectiveness of our internal controls and procedures starting with the Company’s annual report for the fiscal year ending June 30, 2007. Management’s internal control report under SOX is applicable for fiscal years beginning after December 15, 2007. Under SOX we will have our first internal control report in our annual report ending June 30, 2008. Although we believe our internal controls are operating effectively, and we have committed internal resources to ensure compliance, we cannot guarantee that we will not have any material weaknesses as reported by our auditors and such determination could materially adversely affect our business or significantly increase our costs in order to establish effective controls and procedures.

Competition
While we believe that we are competitive and have an established presence in the market we operate in, we may face significant competition in our efforts to market and sell our compliance services. Further, we could face competition from our customers, if they determine to perform and implement their own compliance infrastructure. Many of our customers are well-established and possess far greater financial, technical, human and other resources than does the Company.

We will compete against many companies in fragmented, highly competitive markets and we have fewer resources than some of those companies.
Our business competes principally on the basis of the following factors: service quality, service fees and specifications; customized design and technical qualifications of compliance procedure and infrastructure; and reputation, technical expertise and reliable service. Competitive pressures, including those described above, and other factors could cause us additional difficulties in acquiring and maintaining customers or could result in decreases in the fees we are able to charge, either of which could have a material adverse effect on our financial position and results of operations. From time to time, the intensity of competition results in fee reductions in a particular areas or region. Such price discounting puts pressure on margins and can negatively impact our ability to generate an operating profit.

We rely on equipment manufactured by third parties and price fluctuations can have a material and adverse affect on the cost structure of our business
We are exposed to fluctuations in market prices for various equipment in providing our compliance services, such as computer equipment products. The rising price of components can have an impact on the cost of our services. At this time, we are unable to predict the potential impact of future increases in such costs on the fees of our services, or our ability, if any, to increase our fees for our services to cover such costs. We have not established arrangements to protect us against such price increases, where possible, to limit near-term exposure to fluctuations in those prices.

Our business is subject to regulations; failure to comply could result in substantial penalties
We are regulated by various national and local laws. Compliance with these laws could have a material impact on our capital expenditures, earnings, or competitive position. Our failure or inability to comply with the applicable laws and regulations could result in monetary or other penalties, resulting in unanticipated expenditures or restrictions on our ability to operate.

A disruption or termination of our collocation relationships could have a material adverse effect on our operations
Disruption or termination of our collocation relationships could have a material adverse effect on our operations. We believe that alternative sources could be obtained, if necessary, but the inability in a timely manner to obtain alternative relationships, if and as required in the future, could result in reductions of revenues which in turn could have an adverse effect on our operating results and customer relationships.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements
To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

- contract costs and profits and revenue recognition;
- provisions for uncollectible receivables and recoveries of costs from subcontractors, vendors and others;
- provisions for income taxes and related valuation allowances;
- accruals for estimated liabilities;
- timing of the introduction of new products and services and market acceptance of the same

We may become subject to the risks associated with being a government contractor
We intend to become a provider of compliance services to governmental agencies, including municipal agencies. At present, we have no contract with governmental agencies or municipal agencies. We may therefore become exposed to risks associated with government contracting, including reductions in government spending, canceled or delayed appropriations specific to our contracts or projects, heightened competition and modified or terminated contracts. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year and are not always guaranteed. As a result, at the beginning of a contract or project, the related contract or project may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Our failure to attract and retain qualified personnel, including our key officers, could have an adverse effect on us
Our ability to attract and retain qualified engineers, and other professional personnel in accordance with our needs is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed professionals. In addition, our ability to be successful depends in part on our ability to attract and retain skilled laborers. Demand for these workers can be high at times and the supply can be extremely limited at times. Our success is also highly dependent upon the continued services of our management and the loss of any member of our management team could materially adversely affect us.

We may need additional capital to fund our negative cash flow from operations through debt or equity
Based upon our present available cash of $19,760 as of June 30, 2007, loans from stockholders and a line of credit from a financial institution, secured by a certificate of deposit of Michael Rideman, our CEO, President and Chairman, if we find that the market for our compliance services develop more slowly than we anticipate, we may require additional funding through debt and/or equity financing in order to fund our increasing costs of operations and the costs. If unexpected expenses or increases in costs arise, there can be no assurance that we will be able to raise additional capital in a timely manner as and if needed. As additional funds are required it may be expected that we sell additional securities or seek increased credit lines or new debt financing, but there can be no assurance that such financing will be at terms satisfactory to us.

Potential risks associated with rapid regulatory changes
Rapid regulatory changes could adversely affect our business. The market for our compliance services in particular is characterized by rapid changes in regulatory environments. Evolving regulatory standards and changing compliance needs gives rise to a very competitive marketplace for compliance services. If we are unable to meet or stay ahead of new regulatory requirements and to changes in regulatory standards, our business could be adversely affected.

Changes in regulatory requirements influence the demand for our services.
To grow and remain competitive, we need to anticipate changes in regulatory standards. We need to continue to introduce new and enhanced compliance products on a timely basis. We may not achieve these goals and some of our service products may become obsolete. Stricter governmental regulations also may affect acceptance of new compliance products. We may not be able to enforce our rights under trademarks or patents against third parties.

Dependent upon our ability to manage our growth.
We anticipate continued growth in the future, based upon sales growth achieved in 2006 and new contracts to be completed throughout 2007, especially if our marketing efforts for compliance services is successful. In such event we will require effective management, more personnel and increased financial and other resources. This growth, if achieved, could place significant strains on our financial, managerial and other resources. Failure to effectively manage growth could have a materially adverse effect on our business and results of operations.

Dependence upon one major customer
We are dependent on one major customer, a financial institution, that has accounted for 45% of our revenues during the fiscal year ended June 30, 2007 and for 64.6% of our revenues during the fiscal ended June 30, 2007. While we believe that the percentage of revenues from our one major customer will continue to decline if our revenues continue to increase, there can be no assurance that our revenues will continue to increase, nor can there be any assurance that we will not continue to be dependent upon our major customer. In the event that our major customer should cease or significantly reduce its use of our services, our business and financial condition could be materially adversely effected.

Risk Factors Related to Our Common Stock

Market prices of our equity securities can fluctuate significantly
The market price of our shares of Common Stock may change significantly in response to various factors and events beyond our control, including the following:
- the risk factors described in this annual report;
- changing demand for our products and services;
- our results from operations;
- general conditions in markets we operate in;
- general conditions in the securities markets;
- issuance of a significant number of shares, whether pursuant to this offering on behalf of the selling shareholder, for compensation under employee stock options, conversion of debt, acquisitions, additional financing or otherwise.

There is only a limited trading market for our common stock
Our Common Stock is subject to quotation on the NASDAQ OTCBB. There has only been limited trading activity in our Common Stock. There can be no assurance that a more active trading market will commence in our securities as a result of increasing operations. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

State blue sky registration; potential limitations on resale of our securities
The class of Common Stock registered under the Exchange Act, other than the shares of Common Stock registered for the benefit of the selling shareholder, have not been registered for resale under the Act or the "blue sky" laws of any state. Other than the selling shareholder, the holders of such shares and persons who desire to purchase them in any trading market that may exist in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the possibility that the secondary market for the Company's securities may be a limited one.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer's balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely on our common stock
We do not expect to pay cash dividends on our common stock for the foreseeable future. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in the business operations and, accordingly, we do not anticipate that we will declare any dividends on our common stock in the foreseeable future.

Possible issuance of additional securities
Our Articles of Incorporation authorize the issuance of 3,500,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001. At June 30, 2007, we had 36,805,895 shares of common stock issued and none of our preferred stock issued.

In addition, we may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets, to raise additional funding or under employee incentive or option plans. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Compliance with penny stock rules
Our securities will initially be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of Common Stock is less than $5. Unless our Common Stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Common Stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our Common Stock and could make it more difficult for investors to sell our Common Stock.

Shares eligible for future sale
As of June 30, 2007, we had 36,805,895 shares of Common Stock issued and outstanding, of which 36,590,729 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding Common Stock or (b) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding Common Stock are subject to Rule 144 limitations on selling.

Any investment in our shares of Common Stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this prospectus before you decide to invest in our Common Stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our Common Stock to decline, which may cause you to lose all or a part of the money you invested in our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan.

In addition to other information included in this registration statement, the following factors should be considered in evaluating the Company's business and future prospects.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 2655 LeJeune Road, Suite 311, Coral Gables, FL 33134, which space is rented for $1,104 per month. The office facilities consist of approximately 1,300 square feet of executive office space and are leased by the Registrant from an unaffiliated third party. The Registrant believes that the office facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended June 30, 2007, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
Our common stock is subject to quotation on the NASDAQ OTCBB under the symbol "VCMG". There has been no significant trading activity for approximately the past two years. The following table shows the high and low bid prices for the Company's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated adjusted for a 1 for 73 reverse split effective September 5, 2007. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	High	Low	High	Low	High	Low
First Quarter ended September 30,	$0.73	$0.00	$0.00	$0.00	$0.00	$0.00
Second Quarter ended December 31,	$3.65	$0.73	$1.46	$0.73	$0.00	$0.00
Third Quarter ended March 31,	$1.50	$0.50	$0.73	$0.73	$0.00	$0.00
Fourth Quarter ended June 30,	$0.50	$0.50	$1.46	$0.73	$0.00	$0.00

(b) Approximate Number of Holders of Common Stock
On June 30, 2007, there were approximately 137 shareholders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Equity Compensation Plans
We have no equity compensation plans.

Recent Sales of Unregistered Securities

Date	Title	Shares Issued	Persons	Cash or Non Cash Consideration
5/18/05	Common	1,000,000	Joseph Guilano	Services valued at $50,000 (1)(a)
5/18/05	Common	1,000,000	Valuemetrics	Services valued at $50,000 (1)(a)
5/18/05	Common	580,000	W. Keith Webb	Services valued at $29,000 (1)(a)
5/18/05	Common	500,000	Blue Water Ventures	Services valued at $25,000 (1)(a)
5/19/05	Common	29,675,466	Greg Paige, former officer	For services as officer valued at $1,069,428 (1)(a)
5/25/05	Common	100,000	Jeff Graves	Services valued at $9,840 from 8/04-12/04 (1)(a)
5/25/05	Common	10,000	Teresa Fisher	Services valued at $600 from 8/04-10/04 (1)(a)
5/25/05	Common	10,000	Rose Newton	Services valued at $1,337 from 3/05-6/05 (1)(a)
5/25/05	Common	50,000	Robert Yurglich	Services valued at 10,460 from 3/04-1/05 (1)(a)
5/25/05	Common	100,000	Neil Baritz	Services valued at 6,670 from 1/05-12/05 (1)(a)
5/25/05	Common	400,000	Carol Wager	Services valued at $60,000 (1)(a)
5/25/05	Common	100,080	Alan Brown	Services valued at $8,990 from 1/04-12/04 (1)(a)
5/25/05	Common	50,000	Joe Conti	Services valued at $4,495 from 1/04-12/04 (1)(a)
5/25/05	Common	3,000,000	Yadio, Inc.	Technical consulting services valued at $408,750 from 6/05-5/06 (1)
5/25/05	Common	185,000	Ira Ginsberg	Legal services valued at $28,453 from 10/04-10/05 (1)
5/25/05	Common	50,000	Tim Laudermilk	Services valued at $8,250 from 1/05-6/05 (1)(a)
6/30/06	Common	182,500	Howard Shiller	Services valued at $975 (1)(b)
6/30/06	Common	365,000	Eitan Guerrero	Services valued at $1,950 (1)(b)
6/30/06	Common	730,000	Brenda Bibb	Services valued at $3,900 (1)(b)
6/30/06	Common	1,460,000	N. Richard Grassano, officer	Services valued at $7,800 (1)(b)
6/30/06	Common	730,000	John Slautterback	Services valued at $3,900 (1)(b)
6/30/06	Common	1,460,000	Robert Kirby	Services valued at $7,800 (1)(b)
6/30/06	Common	365,000	Steven Pisenti	Services valued at $1,950 (1)(b)
6/30/06	Common	182,500	Russell English	Services valued at $975 (1)(b)
6/30/06	Common	182,500	Jeffrey Houle	Services valued at $975 (1)(b)
6/30/06	Common	1,460,000	Eric Cherry	Services valued at $7,800 (1)(b)
6/30/06	Common	365,000	Kurt Kotray	Services valued at $1,950 (1)(b)
6/30/06	Common	1,460,000	Ken Gottlieb	Services valued at $7,800 (1)(b)
6/30/06	Common	2,920,000	Wayne Jackson	Services valued at $15,600 (1)(b)
6/30/06	Common	182,500	Jim Williams	Services valued at $975 (1)(b)
6/30/06	Common	365,000	David McClung	Services valued at $1,950 (1)(b)
6/30/06	Common	365,000	George Morton	Services valued at $1,950 (1)(b)
6/30/06	Common	365,000	Tony Silva	Services valued at $1,950 (1)(b)
7/01/06	Common	258,080,733	Alex Trulio	Issued in VMG share exchange
7/01/06	Common	384,540,291	Tony D'Auria	Technical services valued at $38,454 (1)
7/01/06	Common	226,499,927	Greg Paige, former officer	Services valued at $22,650 (1)(b)
7/01/06	Common	255,499,927	Marc Baker	Services valued at $25,500 (1)(b)
7/01/06	Common	632,186,862	Michael Rideman, officer	Issued in SFD share exchange
7/01/06	Common	632,186,862	Ronald L. Rideman, officer	Issued in SFD share exchange
7/01/06	Common	730,000	Janet Moretta	Services as employee valued at $109,500 (2)
7/01/06	Common	730,000	Maylee Sanchez	Services as employee valued at $109,500 (2)
8/1/06	Common	1,825,000	Maikel Marrero	Services as employee valued at $273,750 (2)
8/1/06	Common	1,825,000	Catherine Skelly	Services as employee valued at $273,750 (2)
8/1/06	Common	1,825,000	Frank De la Renta	Services as employee valued at $273,750 (2)
8/1/06	Common	730,000	Adolph Restaini	Services as emplyee valued at $109,500 (2)
8/1/06	Common	730,000	Ivonne Oliver	Services as employee valued at $109,500 (2)
9/30/06	Common	3,650,000	Warren Zinn	Private unit sale at $146 per unit (3)
9/30/06	Common	1,460,000	Rick Gilmore	Private unit sale at $146 per unit (3)
9/30/06	Common	9,344,000	Donald Mars	Private unit sale at $146 per unit (3)
9/30/06	Common	2,920,000	Michael Plotkin	Private unit sale at $146 per unit (3)
9/30/06	Common	1,460,000	James Kirkpatrick	Private unit sale at $146 per unit (3)
9/30/06	Common	1,460,000	Ryan Gamble	Private unit sale at $146 per unit (3)
9/30/06	Common	1,460,00	Michael Alvarez	Private unit sale at $146 per unit (3)
9/30/06	Common	730,000	Fred Mayer	Private unit sale at $146 per unit (3)
9/30/06	Common	730,000	Deborah Bainte	Private unit sale at $146 per unit (3)
9/30/06	Common	1,460,000	Gladys Seskin	Private unit sale at $146 per unit (3)
9/30/06	Common	5,110,000	Larrie & Kim Seskin	Private unit sale at $146 per unit (3)
9/30/06	Common	1,460,000	Lana Friedman	Private unit sale at $146 per unit (3)
9/30/06	Common	2,920,000	Adam Farber	Private unit sale at $146 per unit (3)
9/30/06	Common	2,920,000	Coastal Woodwork	Private unit sale at $146 per unit (3)
9/30/06	Common	730,000	Kerith Rudnicki	Private unit sale at $146 per unit (3)
9/30/06	Common	730,000	David Snidgrass	Private unit sale at $146 per unit (3)
9/30/06	Common	730,000	Stewart Yoffee	Private unit sale at $146 per unit (3)
9/30/06	Common	2,920,000	Paul Cohen	Private unit sale at $146 per unit (3)
10/18/06	Common	1,460,000	Robert Basso	Private unit sale at $146 per unit (3)
12/8/06	Common	1,460,000	Rick Gilmore	Private unit sale at $146 per unit (3)
12/12/06	Common	1,460,000	Mark Yoffee	Private unit sale at $146 per unit (3)
04/03/07	Common	40,000	Coastal Woodworking	Private unit sale at $0.50 per unit (4)
05/22/07	Common	16,667	James Laughman	Private unit sale at $0.60 per unit (4)
06/04/07	Common	16,667	Preston Klassen	Private unit sale at $0.60 per unit (4)
06/08/07	Common	8,333	Robert Sherman	Private sale at $0.60 per share (4)
04/30/07	Common	17,333	N. Richard Grassano, CFO	Services valued at $12,653 (4)(2)
04/30/07	Common	4,333	Ted and Harriet Pioqiunto	Services valued at $3,134 (4)(2)
05/10/07	Common	14,932	Ivonne Oliver	Services valued at $10,900 (4)(2)
06/30/07	Common	8,333	Jerold Saef	Private sale at $0.60 per share (4)

(1) Based upon the closing bid price on the dates of issuance.
(2) Valuation based upon the closing bid price on the dates of issuance.
(3) During the period from July 1, 2006 through September 30, 2006, the Company pursuant to a private sale offered and sold units to sophisticated investors. The units consisted of  2 shares and 1 warrant at a price of $146 per unit. The warrants are exercisable to purchase on additional share at a price of $0.01 per share. Subsequent to September 30, 2006, additional units were sold to three sophisticated investors including two persons who acquired units effective September 30, 2006.
(a) During May 2005, at which time Mr. Greg Paige was the sole officer and director of the Registrant and the Registrant was a non-operating establishment, due to lack of cash resources, the Registrant issued restricted shares for services related to pursuit of operating businesses as potential candidates for a business combination and related administrative support services.
(b) These restricted shares were issued by the Registrant to persons providing services to the Registrant in connection with the negotiations related to the Registrant entering into a business combination with SFD and VMG.

(4) Shares issued pursuant Section 4(2).

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

This offering was done with no general solicitation or advertising by the Registrant. The investors are business acquaintances of management and were approached by management individually. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors".

The Registrant acquired its operating subsidiaries VMG and SFD on July 1, 2006. Prior to the acquisition of its operating subsidiaries, the Registrant was a non-operating company. As a result, the financial statement of the Registrant for 2007 and 2006 are not comparable.

The Company generates revenues based on hourly rates and fixed rates. Our fixed-rate contracts involve an engagement retainer and typically provide for monthly fees. Our hourly-rate contracts are billed monthly.

Results of Operations For the Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006.

The following is derived from, and should be read in conjunction with, our audited consolidated financial statements, and related notes, as of and for the years ended June 30, 2007 and 2006.

Revenues. We generated revenues to $1,676,283 during the year ended June 30, 2007 as compared to $9,434 during 2006. The increase in revenues was mainly attributable due to the acquisition of VMG and SFD, which became wholly-owned subsidiaries and the continued growth of those respective subsidiaries. Revenues during the year ended June 30, 2007 increased by approximately twenty percent as compared to revenues for the year ended June 30, 2006 (see the un-audited Pro-Forma Statement of Operations in Note 8 of the audited financial statements). We anticipate continued growth in our current service offerings to new and existing clients, as well as the development of new complementary service offerings arising from our considerable project portfolio.

Cost of Services. Cost of services for the year ended June 30, 2007 were $1,050,504. Our cost of services consists mainly of labor costs for project consultants and information technology professionals. We did not incur cost of services during 2006 due to the fact that we were a non-operating company during 2006.

Administrative Expenses: Our administrative expenses increased from $16,252 in 2006 to $239,451 in 2007 due to becoming an operating company. The increase is primarily attributed to an expansion of administrative personnel to facilitate future growth.

General Expenses. General expenses were $2,019,621 and $386,963 for the year 2007 and 2006 respectively. The significant increase in our general expenses was due to the Company becoming an operating corporation. We had non-cash compensation expenses related to administrative services, sales, marketing, contract analysis, technical and sales services and IT consulting services of $1,642,905 during the year ended June 30, 2007 compared to $79,950 in the same period in the prior year. Furthermore, additional professional expenses were incurred as a result of our initial registration as a public company. The Company expects to issue shares of common stock from time to time in lieu of cash for services provided to the Company until the Company generates sufficient positive cash flow from operations.

Selling expenses: Our selling expenses during the year ended June 30, 2007 increase to $306,872 from $29,492 in 2006. We expect continued increases in selling expenses related to increasing revenues from current service offerings. We believe that additional selling expenses will be incurred as we develop new synergistic business opportunities and expand into new markets.

Net Loss. We incurred a net loss of $1,997,139 and $437,435 for the year ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, we had current assets of $411,489 consisting of mainly of cash and accounts receivable compared to current assets of $52,984 at June 30, 2006. At June 30, 2007 and 2006, we had total assets of $418,728 and $62,418, respectively. We had total current liabilities of $217,655 at June 30, 2007 compared to $55,027 at June 30, 2006. As of June 30, 2007, our current liabilities were principally composed of $85,166 in accounts payable and accrued expenses, $1,139 in accrued interest and $131,350 under a line of credit. We had long-term liabilities of $414,829 as of June 30, 2007 compared to $204,102 at June 30, 2006. As of June 30, 2007, these liabilities consist of $14,965 in loan payable and stockholder loans of $182,209.

We had positive working capital of $193,834 at June 30, 2007. Net cash used in operations during the year ended June 30, 2007 was $689,362 compared to cash used of $299,024 in 2006. Our negative cash flow from operations was mainly due to our net loss of $1,997,139, an increase in accounts receivable of $386,495, principally offset by an increase in accounts payable and accrued expenses of $8,920, and non-cash compensation of $1,642,905.

The Company's financing activities consist mainly of issuance of debt and equity instruments. During the year ended 2007, the Company's financing activities provided $576,492 compared to $356,990 in 2006. The Company raised $60,000 during 2007 through the issuance of notes offset by payments made of $88,558 and $474,000 through the issuance of restricted stock.

We believe that despite funding provided under our bank line-of-credit and funding available from our management, we may need additional funding to execute our planned expansion of our sales and marketing efforts. As of June 30, 2007, shareholders have loaned the Company $182,209 at 10.25% due on May 31, 2009. We have no written funding commitment from management and affiliated parties.

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

Plan of Current and Future Financing of Our Operations for the year 2008

During the year ended June 30, 2007, the Company had a loss from operations of $1,997,139, which was primarily due to non-cash compensation of $1,642,905 represented by stock issued for consulting services. At June 30, 2007 the Company had cash of $19,760. We had an accumulated deficit of $2,535,035 at June 30, 2007. We have incurred negative cash flow from operations during the year 2007.

The Company principally funded its negative cash flow from operations during the year 2007 through the sale of restricted stock which generated proceeds of $474,000 and through the issuance of notes to shareholders totaling $60,000 and a line of credit of $131,350.

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

We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy. Based on our current plans, we believe that our cash together with anticipated increased revenues, an increase of our existing credit facility, obtain additional shareholder funding, and improved ability to sell restricted stock as a public company to raise funds will be sufficient to enable us to meet our planned operating needs at least for the next 12 months. However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If the market for our services develops more slowly than we anticipate or if unexpected expenses or increases in costs arise; there can be no assurance that we will be able to raise additional capital in a timely manner as and if needed.

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

Off-Balance Sheet Arrangements

As of June 30, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. VCMG considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectibility is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Credit Risk and Concentrations

VCMG does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer's financial conditions. VCMG determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and VCMG's previous loss history. VCMG provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2007 and June 30, 2006, VCMG has determined that no allowance for doubtful accounts is required. VCMG had one client that accounted for 45% of its revenue for the year ended June 30, 2007; the same client had represented 65% of its total revenue for the year ended June 30, 2006 (see see the un-audited Pro-Forma Statement of Operations in Note 8 of the audited financial statements). We anticipate seeing a further dilution of this sales concentration as our client base and service offerings continue to grow.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards no. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement no. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.

Property and Equipment

Property and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the related estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the related leases.

Impairment of Long-Lived Assets.

VCMG reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. VCMG assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. VCMG determined that no impairment was necessary during the year ended June 30, 2007.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended June 30, 2007 and 2006 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

(a)(1) Previous Independent Accountant

(i) The Registrant reports that the Registrant's auditor Malone & Bailey, PC was dismissed by the Registrant effective August 1, 2007.

(ii) Malone & Bailey, PC's reports on the Registrant's financial statements for the fiscal years ended June 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles. However, both reports contained an explanatory paragraph disclosing the uncertainty regarding the ability of the Company to continue as a going concern.

(iii) The decision to dismiss Malone & Bailey, PC as the Registrant's certifying accountants was recommended and approved by the board of directors of the Registrant on August 1, 2007.
(iv) In connection with the audits of the Company's financial statements for the years ended June 30, 2006 and 2005 and any subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Malone & Bailey, PC, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports on the Company's financial statements.

(a)(2) Engagement of Mcelravy, Kinchen & Associates, PC as the Registrant's Independent Accountant.
On August 1, 2007, the Registrant's board of directors recommended and approved the engagement of Mcelravy, Kinchen & Associates, PC, as its independent accountant to audit the Registrant's financial statements for its fiscal year ended June 30, 2007.
During the years ended June 30, 2006 and 2005 and the subsequent interim period ended March 31, 2007, and through the date of the firm’s engagement the Registrant did not consult with Mcelravy with regard to:
(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant’s financial statements; or
(ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

(a)(3) The Registrant has provided Malone & Bailey, PC with a copy of the disclosures it is making in response to this Item. The Registrant has requested Malone & Bailey, PC to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Registrant in (a)(1)(i),(ii) and (iv) above and, if not, stating the respects in which Malone & Bailey, PC does not agree. The Registrant has filed the letter as exhibit 16 to its current report as filed with the SEC on August 6, 2007.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

At present, we have four officer and two directors. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Michael Rideman	51	President, CEO and Co-Chairman
Ronald Rideman	53	Vice President, Treasurer and Co-Chairman
Alex Truijillo	44	Chief Operating Officer
N. Richard Grassano	53	Chief Financial Officer

Mr. Michael Rideman, Co-Chairman and CEO: Mr. Rideman co-founded Secured Financial Data, Inc. with his brother, Dr. Ronald L. Rideman in 2005. During the past 21 years until 2006, Mr. Michael Rideman was employed at a private company owned by the Rideman family, which company was engaged in the business of auto repair services. Since 2005 to the present, Mr. Rideman has also served as member of Rideman Investments LLC, which is primarily a real estate development company. Mr. Rideman was a founder and served as CEO, president and a director of iGames Entertainment (OTCBB: "IGME"), from inception until April 2002, following it becoming a public reporting company.

Dr. Ronald L. Rideman, Vice President/Co-Chairman: Dr. Ronald L. Rideman co-founded Secured Financial Data, Inc. with his brother in 2005. From 2005 to the present, Dr. Rideman has been a managing member of the Rideman Investments LLC, an investment. Since December 2006 to present, Dr. Ridman has been Regional Medical Liaison with Nuvelo. From January 2006 to November 2006, Dr. Ridman was Regional Medical Liaison with Elan, Inc. From January 2000 to December 2005, Dr. Ridman was Senior Regional Medical Liaison with Amgen, Inc.

Mr. Alex Trujillo, Chief Operating Officer: Mr. Trujillo has been working for Veracity Management Group since July 2004. Prior to joining Veracity, Mr. Trujillo had been employed by Auxis Consulting as VP of Technology Solutions from August 2001 to July 2004. Mr. Trujillo has over twenty-five years of IT experience, in capacities varying from technical, to managerial responsibilities, for both domestic and multi-national organizations. Mr. Trujillo is trained in Method One, Six Sigma and Balanced Score Card, an enterprise business methodology in both domestic and international markets. Mr. Trujillo has extensive experience in implementing complex projects utilizing technology with business driven strategies through the application of design, development and implementation of enterprise level programmed office. Mr. Trujillo has not served as an officer or director of any reporting public company during the past five years.

Mr. N. Richard Grassano, CPA, Chief Financial Officer: Mr. Grassano has thirty years experience as a Certified Public Accountant and business consultant. During the past five years, Mr. Grassano has served as a business and financial consultant to private companies as well as serving as a CPA. Mr. Grassano was the president of Grassano Accounting PA, a multi-office accounting firm in both New Jersey and Florida until 2003 following which he has been a self employed CPA and consultant to date. He has extensive experience in all phases of auditing, accounting, taxation and finance, as well as in areas of SEC reporting and compliance. Mr. Grassano has not served as an officer or director of any reporting public company during the past five years.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Michael Rideman, CEO and Co-Chairman (1)	2007	-	-	-	-	-	-
	2006	-
Dr. Ronald L. Rideman, Vice President and Co-Chairman (2)	2007	-	-	-	-	-	-
	2006	-
Alex Trujillo, COO (3)	2007	200,000	-	-	-	-	-
	2006	200,000
N. Richard Grassano, CFO (4)	2007	46,000	-	-	-	-	-
	2006	46,000

(1) Mr. Michael Rideman became the Registrant's CEO and Co-Chairman on July 1, 2006
(2) Mr. Ronald L. Rideman became the Registrant's Vice President and Co-Chairman on July 1, 2006
(3) Mr. Alex Trujillo became the Registrant's COO in September 2006
(4) Mr. N. Richard Grassano became the Registrant's CFO on October 1, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of September 24, 2007, the Registrant had 33,191,543 shares of common stock issued and outstanding. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Michael Rideman, President, CEO and Co-Chairman 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	8,660,093 shares	26.09%
Common Stock	Dr. Ronald L. Rideman, Vice President, Treasurer and Co-Chairman 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	8,660,093 shares	26.09%
Common Stock	Alex Trujillo, Chief Operating Officer 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	3,535,352 shares	10.65%
Common Stock	N. Richard Grassano, Chief Financial Officer 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	61,533 shares	0.00%
Common Stock	Marc L. Baker 12230 SW 2nd Street Plantation, FL 33325	4,499,999 shares	13.56%
Common Stock	Greg Paige 1450 South Dixie Highway Boca Raton, FL 33432	2,824,320 shares	8.51%
Common Stock	All officers and directors as a group (4 persons)	21,102,479 shares	62.83%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

On various dates in fiscal 2006 and 2007, two stockholders lent the Company approximately $250,000, evidenced by promissory notes bearing an interest rate of Prime plus 2.00% (10.25% at June 30, 2007) and due on May 31, 2009. In addition the notes are convertible to commonstock at any time at a conversion rate of $0.511 cents per share. In addition, 200,000 Warrants have been granted at an exercise price of $1.0 per share exercisable for 60 months from the date of the notes.

On June 1, 2007 the existing stockholder notes payable were refinanced; new notes of approximately $182,000 (representing unpaid principal and accrued interest as of the refinance date) were issued; the interest rate and maturity dates remain the same. The new notes do not provide a conversion feature; there is no remaining discount at June 30, 2007 as the remaining discount has been expensed as a component of interest expense. All of the notes are considered long term as principal payments are not due during the next 12 months.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3(i)	Articles of Incorporation, attached to the Company's Form 10-SB/12g filed with the SEC on March 8, 2007
3(ii)	Bylaws, attached to the Company's Form 10-SB/12g filed with the SEC on March 8, 2007
10(i)	Share Exchange Agreement between the Registrant and Veracity Management Group, Inc., attached to the Company's Form 10-SB/12g filed with the SEC on March 8, 2007
10(ii)	Share Exchange Agreement between the Registrant and Secure Financial Data, Inc., attached to the Company's Form 10-SB/12g filed with the SEC on March 8, 2007.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Mcelravy, Kinchen & Associates, PC as independent public accountant for the fiscal year ending June 30, 2007. The Registrant's financial statements for the year ended June 30, 2006 were audited by Malone & Bailey, PC.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Mcelravy, Kinchen & Associates, PC, for the audit of the Registrant's annual financial statements for the years ended June 30, 2007 and fees for professional audit services rendered by Malone & Bailey, PC for the year ended June 30, 2006.

Year Ended
	June 30, 2007	June 30, 2006
Audit fees (1)	$35,000	$89,841
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics
The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: September 26, 2007

Veracity Management Global, Inc.
By: Michael Rideman, CEO and Co-Chairman
/s/ Michael Rideman

Veracity Management Global, Inc.
By: Dr. Ronald L. Rideman, Vice President and Co-Chairman
/s/ Dr. Ronald L. Rideman

Consolidated Financial Statements for the years ended June 30, 2007 and 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Veracity Management Global, Inc.
Coral Gables, Flordia

We have audited the accompanying consolidated balance sheet of Veracity Management Global, Inc. as of June 30, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Veracity's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period December 2, 2005 (inception) through June 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity as of June 30, 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Veracity will continue as a going concern. As discussed in Note 2 to the financial statements, Veracity has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, PC

www.McElravy.com
Houston, Texas

September 25 , 2007

Report of Independent Registered Accounting Firms

To the Board of Directors
Veracity Management Global, Inc.
(formerly Secured Financial Data, Inc.)
Coral Gables, Florida

We have audited the accompanying balance sheet of Veracity Management Global, Inc. as of June 30, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the period from December 2, 2005 (inception) through June 30, 2006. These financial statements are the responsibility of Veracity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity as of June 30, 2006 and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Veracity will continue as a going concern. As discussed in Note 2 to the financial statements, Veracity has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
January 9, 2007

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Secured Financial Data, Inc.)
Consolidated Balance Sheets Back to Table of Contents
As of June 30, 2007 and 2006
	June 30, 2007	June 30, 2006
Assets
Current assets:
Cash	$19,760	$47,750
Accounts receivable	391,729	5,234
Total current assets	411,489	52,984

Property and equipment, net of depreciation of $2,979 and $782	7,239	9,434
Total assets	$418,728	$62,418

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$85,166	$49,656
Accrued interest	1,139	5,371
Line of credit payable	131,350	-
Total current liabilities	$217,655	$55,027

Long-term liabilities
Loan payable	14,965	-
Notes payable stockholder, less debt discount of $0 and $40,294, respectively	182,209	149,075
Total long-term liabilities	197,174	149,075

Total liabilities	414,829	204,102

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized:
36,805,895 and 19,047,685 shares issued and outstanding
at June 30, 2007 and 2006, respectively	36,806	19,048
Additional paid-in capital	2,502,128	276,703
Accumulated deficit	(2,535,035)	(437,435)
Total stockholders' equity (deficit)	3,899	(141,684)
Total liabilities and stockholders' equity	$418,728	$62,418

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Secured Financial Data, Inc.)
Consolidated Statements of Operations
For the Year Ended June 30, 2007 and the
Period from Inception Through June 30, 2006

		From Inception
	For the Year Ended	(December 2, 2005) to
	June 30, 2007	June 30, 2006

Revenues	$1,676,283	$9,434

Cost of services	1,050,504	-
Gross profit	625,779	9,434

Expenses
Administrative expenses	239,451	16,252
General expenses	2,019,621	386,963
Selling expenses	306,872	29,492
Depreciation and amortization	2,196	782
Net loss from operations	1,942,361	424,055

Other income	2,794	-
Total other income	2,794	-

Interest expense	57,572	13,380
Total other expenses	57,572	13,380

Net loss	$(1,997,139)	$(437,435)

Basic and diluted net loss per share	$(0.06)	$(0.02)

Weighted average shares	36,155,424	18,710,185

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Secured Financial Data, Inc.)
Statement of Changes in Stockholders' Equity (Deficit) Back to Table of Contents
For the Period From Inception (December 2, 2005) Through June 30, 2007

			Additional
	Common Stock, $0.001 par value		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Shares Issued at Inception	18,642,685	$18,643	$48,346	$-	$66,989
Shares issued for cash	200,000	200	99,800	-	100,000
Effect of beneficial conversion feature	-	-	48,812	-	48,812
Shares issued for services	205,000	205	79,745	-	79,950
Net loss	-	-	-	(437,435)	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	(141,684)

Recap shares old Kirshner	899,860	900	(893)	-	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	25,810
Shares issued for cash	930,735	930	473,070	-	474,000
Shares issued for services	13,392,262	12,393	1,630,512	-	1,642,905
Net loss	-	-	-	(1,997,139)	(1,997,139)
Balance, June 30, 2007	36,805,895	$36,806	$2,502,128	$(2,535,035)	$3,899

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Secured Financial Data, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2007 and 2006

		From Inception
	Year Ended	(December 2, 2005) to
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$(1,997,139)	$(437,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature and loss on debt restructuring	40,250	7,886
Shares issued for services	1,642,905	79,950
Depreciation and amortization	2,197	782
(Increase) decrease in:
Trade receivables	(386,495)	(5,234)
Accounts payable and accrued expenses	8,920	55,027
Net cash used in operating activities	(689,362)	(299,024)

Cash flow from investing activities:
(Increase) decrease in:
Cash acquired in purchase business combination	84,580
Purchase of fixed assets	-	(10,216)
Net cash used in investing activities	84,580	(10,216)

Cash flows from financing activities:
Proceeds from loans from stockholders	60,000	200,000
Repayments of loans from stockholders	(88,558)	(10,000)
Proceeds from line of credit	131,350	-
Proceeds from sale of common stock	474,000	166,990
Net cash provided by financing activities	576,792	356,990

Net increase (decrease) in cash	(27,990)	47,750
Cash - beginning of period	47,750	-
Cash - end of period	$19,760	$47,750

Supplemental cash flow information
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities	$-	$-

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Secured Financial Data, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Veracity Management Global, Inc. (the “Company”, “VCMG”) was incorporated in the state of Delaware on April 7, 2000 under the name of Intertech Corporation. In 2000-2001, the Company issued shares of its common stock pursuant to a public offering. The Company was a “blank check” company seeking to raise capital to make acquisitions. It ceased operations in 2002. Later in 2002, it changed its name to Kirshner International, Inc., and in 2006 to Veracity Management Global, Inc. The Company was inactive from 2002 through 2005. A merger effective July 1, 2006 consolidated VCMG, Veracity Management Group, Inc and Secured Financial Data, Inc.

We are a high-technology consulting and professional service company as well a BellSouth Authorized Agent. Specializing in Business Continuity and Disaster Recovery Planning Processes and procedures created by Sarbanes-Oxley and other recent government regulations; the company serves local and national businesses needing these technology solutions. The company also provides collocation of customers’ networks and telecom equipment.

Through “Best Practices” and customized innovative solutions, Veracity Management Group, Inc. (VMG), specializes in assisting companies, (public and private), government, and universities worldwide to transition, restructure and grow. VMG helps train management and staff to become and remain efficient, within budget and operate profitably. We help businesses and organizations to maintain survivorability for their physical and manual infrastructure under all circumstances. VMG provides operational and strategic solutions through its multiple service and product lines whether we project manage for the client or staff the client. We provide transformation, staffing subcontracting services (i.e. recruiting), business continuity and resumption services, strategic planning services, regulatory compliance services, software development services, data management services, business intelligence development services, integration services, ERP (Enterprise Resource Planning Systems) implementation, and infrastructure services, (fiber Optic Cabling design, installation, design and development of primary and redundant IT server systems).VMG has an ISO division (Independent Sales Organization), for national and international Merchant Processing Services.

Consolidation and Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the June 30, 2007 presentation. On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The consolidated financial statements include the accounts of Veracity Management Global, Inc, Secured Financial Data, Inc and Veracity Management Group, Inc. Any inter-company transactions are eliminated in consolidation.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. VCMG considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe our critical estimates are depreciation rates, calculation of impairments, reserves established for receivables, income taxes and contingencies.

Property and Equipment

Property and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the related estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the related leases.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. No adjustments have been made in the current period.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending June 30, 2007 and 2006.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards no. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement no. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. VCMG had one client that accounted for 45% of its revenue for the year ended June 30, 2007; the same client had represented 65% of its total revenue for the year ended June 30, 2006 (see see the un-audited Pro-Forma Statement of Operations in Note 8 of the audited financial statements).

Credit Risk and Concentrations

VCMG does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial conditions. VMG determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and VCMG’s previous loss history. VCMG provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2007 and June 30, 2006, VCMG has determined that no allowance for doubtful accounts is required.

VCMG had one client that accounted for 45% of its revenue for the year ended June 30, 2007; the same client had represented 65% of its total revenue for the year ended June 30, 2006 (see see the un-audited Pro-Forma Statement of Operations in Note 8 of the audited financial statements).

Loss per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

VCMG does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $2,535,035 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2007, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK TRANSACTIONS

During the year ended June 30, 2007, VCMG sold 930,735 shares and 319,000 warrants under private placement memorandums for $474,000. The warrants have an exercise price of $1.00 per share and expire in five years from the date of issuance. Using the black-scholes pricing model VCMG estimated the relative fair value of the warrants to be $314,215.

Prior to July 1, 2006, Secured Financial Data (See Note 8) sold certain units which contained 100,000 warrants to purchase common stock at an exercise price of $1.0 per share exercisable for five years from the date of issue. A total of 200,000 shares were issued for $100,000.

There were no registration right penalties that would be consider un-economic in either private placement.

During the year ending June 30, 2007 and 2006 stock issued for services representing 13,392,262 and 205,000 shares were authorized and granted. VCMG has recorded $1,642,904 and $79,950, respectively of additional general and administrative expense representing the fair market value of the stock issued on the measurement date based upon the closing quoted market price of VCMG’s common stock.

At inception 18,642,685 common shares were issued to the founders of SFD.

NOTE 4 – NOTES PAYABLE-STOCKHOLDERS

On various dates in fiscal 2006 and 2007, two stockholders lent the Company approximately $250,000, evidenced by promissory notes bearing an interest rate of Prime plus 2.00% (10.25% at June 30, 2007) and due on May 31, 2009. In addition the notes are convertible to commonstock at any time at a conversion rate of $0.50 cents per share. In addition, 200,000 Warrants have been granted at an exercise price of $1.0 per share exercisable for 60 months from the date of the notes.

As a result we have determined that the conversion feature of the notes and warrants issued are not derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of ETIF Issue 98-5 the Company estimated the intrinsic value of the beneficial conversion feature at the issuance of the notes at $48,812. Those amounts are amortized over the life of the notes using the effective interest method. The amount amortized in the period ended June 30, 2006 was $7,888.

On June 1, 2007 the existing stockholder notes payable were refinanced; new notes of approximately $182,000 (representing unpaid principal and accrued interest as of the refinance date) were issued; the interest rate and maturity dates remain the same. The new notes do not provide a conversion feature; there is no remaining discount at June 30, 2007 as the remaining discount has been expensed as a component of interest expense. All of the notes are considered long term as principal payments are not due during the next 12 months.

NOTE 5 – CREDIT FACILITY

In December 2006, the Company entered into a secured $100,000 credit facility with a bank to finance working capital. In May 2007 the secured facility was increased to $200,000. The loans under this facility bear interest at a rate of 10.25 percent and are secured by certificates of deposit owned by an entity controlled by the CEO and his wife. Interest payments are made on a monthly basis; principal is due at maturity – May 8, 2008. In July 2007 the facility was increased again to $400,000; $200,000 is secured and $200,000 is unsecured. The maturity date was extended to July 23, 2008, all other terms remain the same. The balance of the credit facility at June 30, 2007 is $131,350.

NOTE 6 – INCOME TAXES

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $314,000 during the year ended June 30, 2007 set to expire beginning in the year ended June 30, 2027.

NOTE 7- STOCK BASED COMPENSATION

The Company had granted warrants to purchase the common stock of the Secured Financial Data, Inc, a subsidiary as part of the private placement memorandum discussed in Note 3 above. In addition it granted warrants as part of the convertible notes payable to stockholders as described in Note 4 above.

	Warrants	Weighted Average
	Issued *	Exercise Price
Balance as of June 30, 2004	0	N/A
Granted	0
Forfeited	0
Exercised	0
Balance as of June 30, 2005	0

Granted	300,000	$0.83
Forfeited	0
Exercised	0
Balance as of June 30, 2006	300,000	$0.83

Granted	319,000	$1.00
Forfeited	0
Exercised	0
Balance as of June 30, 2007	619,000	$0.92

* Adjusted to reflect the reverse stock split discussed in note 9.

NOTE 8- BUSINESS COMBINATION

The information below includes the reflection of the reverse merger discussed in note 9 below:

On July 1, 2006, Veracity Management Global, Inc, (VCMG) merged with Veracity Management Group, Inc. (VMG) and Secured Financial Data, Inc. (SFD). Pursuant to a Share Exchange Agreement, VCMG issued 22,583,038 shares of common stock in exchange for all the outstanding common stock of VMG(3,535,353 shares) and SFD (19,047,685 shares).

For accounting purposes, the merger was treated as a recapitalization of VCMG by SFD and a purchase of VMG by VCMG. Accordingly, the financial results presented for all periods prior to the merger date are those of SFD. This evaluation was conducted pursuant to the guidance in FASB statement number 141 as the former SFD shareholders have majority control of VCMG subsequent to the merger through majority voting interest, control the majority of the board of directors, and control the majority of all management decisions. VMG is a wholly owned subsidiary. SFD’s equity structure was restated to adopt the equity structure of VCMG. (73 shares of VCMG for each share of VMG and SFD). As of the merger date, the financial statements include the combined operating results, assets and liabilities of VCMG, VMG and SFD. Since VCMG was inactive prior to the merger, it is not expected to constitute a significant part of the ongoing business of the combined company.

VCMG issued a total of 22,583,038 shares of common stock as a result of the above transactions. 3,535,353 shares were issued to the shareholders of VMG resulting in total assets and liabilities of $130,804 and $49,159, respectively, at July 1, 2006. 19,047,685 shares were issued to the shareholders of SFD resulting in total assets and liabilities of $62,418 and $204,102, respectively, at July 1, 2006. As a result of the recapitalization, SFD’s assets and liabilities are stated at historical cost. As a result of the business combination between VCMG and VMG, VMG’s assets and liabilities are stated at fair market value which approximates historical cost.

The purchase price paid for VMG was $25,810. This represented a discount to the book value of VMG of $55,827. Pursuant to the terms of the agreement the majority shareholders of VCMG immediately prior to the merger have the option to receive an additional 20% equity ownership in VCMG or rescind the merger if certain financial benchmarks are not achieved by December 31, 2008. Consistent with the guidance in FASB statement number 141 we have recorded a liability of $55,837 for the discounted price paid for VMG due to this possible contingency.

Since the above transactions took place on July 1, 2006 the first day of fiscal 2007, the financial results presented for the 12 month period ended June 30, 2007 would not differ had the transaction occurred at an earlier date. The illustration below presents a pro-forma of the combined entities as and for the 12 month period ended June 30, 2006 as if the transaction had occurred on July 1, 2005. The illustration below does not reflect the reverse stock split discussed in Note 9 below.

Pro-Forma Balance Sheet
June 30, 2006
(Unaudited)
	SFD	VMG	VCMG	Pro-Forma Entries		Consolidated
Current Assets	52,984	130,804	7	-		183,795
				-
Property, Plant and Equipment	9,434	-	-	-		9,434
TOTAL ASSETS	62,418	130,804	7	-		193,229

Accounts Payable and Accrued Liabilities	55,027	31,194	-	-		86,221
Current Liabilities	55,027	31,194	-	-		86,221

Debt	149,075	17,965	-	-		167,040
TOTAL LIABILITIES	204,102	49,159	-	-		253,261

Common Stock	19,048	109,656	65,705	1,196,072	(a)	1,390,481
Additional Paid In Capital	276,703	-	3,073,718	(3,350,421)	(b)	-
Retained Earnings /(Deficit)	-	-	(2,729,661)	2,154,349	(c)	(575,312)
Equity	295,751	109,656	409,762	-		815,169
Net loss	(437,435)	(28,011)	(409,755)	-		(875,201)
TOTAL EQUITY	(141,684)	(81,645)	(7)	-		(60,032)

TOTAL LIABILITIES AND EQUITY	$(62,418)	$(130,804)	$(7)	-		$(193,229)

(a) To reflect the common stock VMG and VCMG after as a result of the business combination & recapitalization.
(b) To adjust APIC to zero as a result on entry a) & c).
(c) To adjust the total retained deficit for the effect of entry a) & b) and to remove the retained deficit of VCMG.

Pro-Forma Statement of Operations
For the twelve month period ended June 30, 2006
(Unaudited)

	SFD	VMG	VCMG	Pro-Forma Total
Revenues	$9,434	$1,390,711	$ -	$ 1,400,145

Cost of Sales	-	603,402	-	603,402

Expenses
Selling, General and Administrative	352,757	789,639	5	1,142,401
Shares issued for Services	79,950	-	409,750	489,700
Other Expenses	-	24,629	-	24,629
Depreciation	782	-	-	782
Total Expenses	433,489	814,268	409,755	1,657,512

Interest Expense	13,380	1,052	-	14,432
Net Income (Loss)	$ (437,435)	$ (28,011)	$ (409,755)	$ (875,201)

Earnings Per Share Calculation				$ (0.00)
Weighted Average Shares				1,390,481,005

NOTE 9- SUBSEQEUNT EVENTS

On July 31, 2007, the Company’s Board of Directors authorized the cancellation of 5,267,675 shares of common stock for lack of consideration. These shares were previously accounted for as shares issued for services. No adjustment to the current period financial statements have been made as a result of this transaction.

On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.