Form 10QSB
period 2007-09-30
Veracity Management Global, Inc.
filed 2007-11-14
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

On September 30, 2007, the Registrant had 33,273,210 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.	3
ITEM 3.	CONTROLS AND PROCEDURES	4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	4
ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS	4
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	4
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	4
ITEM 5.	OTHER INFORMATION.	4
ITEM 6.	EXHIBITS	4

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

Results of Operations For the Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following is derived from, and should be read in conjunction with, our consolidated financial statements, and related notes, as of and for the periods ended September 30, 2007 and 2006. The Registrant generates revenues from its present operations based on hourly rates and fixed rates. Our fixed-rate contracts involve an engagement retainer and typically provide for monthly fees. Our hourly-rate contracts are billed monthly.

Revenues. We generated revenues to $454,835 during the thre-month period ended September 30, 2007 as compared to $271,892 during the same period in the prior year or an increase 2006, representing an increase of $182,943, or 67%. The increase in revenues was mainly attributable to new clients. We anticipate continued growth in our current service offerings based on new and existing clients, as well as the development of new complementary service offerings arising from our considerable project portfolio.

Cost of Services. Cost of services for the three-month periods ended September 30, 2007 and 2006 were $402,175 and $244,838, respectively. Our cost of services consists mainly of labor costs for project consultants and information technology professionals.

Administrative Expenses: Our administrative expenses increased to $123,824 during the three-month period ended September 30, 2007 compared to $50,241 during the three-month period ended September 30, 2006. The increase is primarily attributed to an expansion of administrative personnel to facilitate our growth.

General Expenses. General expenses were $743,026 and $1,394,427 during the three-month periods ended September 30, 2007 and 2006, respectively. The significant decrease in our general expenses was due to decreased non-cash compensation expenses related to administrative services, sales, marketing, contract analysis, technical and sales services and IT consulting services of $674,950 during the three-month period ended September 30, 2007 as compared to non-cash compensation of $1,345,904 during the same period in the prior year. The Company may continue to issue shares of common stock from time to time in lieu of cash for services provided to the Company until the Company generates sufficient positive cash flow from operations.

Selling expenses: Our selling expenses during the three-month period ended September 30, 2007 increase to $122,801 from $58,278 during the same period in the prior year. We expect continued increases in selling expenses related to increasing revenues from current service offerings. We believe that additional selling expenses will be incurred as we develop new synergistic business opportunities and expand into new markets.

Net Loss. We incurred a net loss of $908,700 during the three-month period ended September 30, 2007, compared to a net loss of $1,596,352 during the three-month period ended September 30, 2006, representing a decrease of $687,652, or 43%.

Liquidity and Capital Resources

At September 30, 2007, we had current assets of $446,551 consisting of mainly of cash and accounts receivable compared to current assets of $411,489 at June 30, 2007. At September 30, 2007 and June 30, 2007, we had total assets of $603,240 and $418,728, respectively. We had total current liabilities of $529,750 at September 30, 2007 compared to $217,655 at June 30, 2007. As of September 30, 2007, our current liabilities were principally composed of $64,199 in accounts payable and accrued expenses, $4,473 in accrued interest and $461,078 under a line of credit. We had long-term liabilities of $51,763 as of September 30, 2007 compared to $197,174 at June 30, 2007. As of September 30, 2007, these liabilities consist of $11,965 in loan payable and stockholder loans of $39,798. We had total liabilities of $581,513 as of September 30, 2007 compared to $414,829 as of June 30, 2007.

We had negative working capital of $83,199 at September 30, 2007. Net cash used in operations during the three-month period ended September 30, 2007 was $179,797 compared to cash used of $319,727 during the three months ended September 30, 2006. Our negative cash flow from operations was mainly due to our net loss of $908,700 and decrease in accounts payable by $17,633, principally offset by a decrease in accounts receivable of $109,459 and non-cash compensation of $674,950.

The Company's financing activities consist mainly of issuance of debt and equity instruments. During the three-month period ended September 30, 2007, the Company's financing activities provided $474,318 compared to $360,397 during the same period in the prior year. The Company utilized $329,729 under its line of credit and received proceeds of $290,000 through the issuance of restricted stock and made repayments of $145,411 on stockholders loans.

We believe that despite funding provided under our bank line-of-credit and funding available from our management, we may need additional funding to execute our planned expansion of our sales and marketing efforts. As of September 30, 2007, shareholders have loaned the Company $39,798 at 10.25% due on May 31, 2009. We have no written funding commitment from management and affiliated parties.

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

Plan of Current and Future Financing of Our Operations for the year 2008

During the three months ended September 30, 2007, the Company incurred a loss from operations of $908,700, which was primarily due to non-cash compensation of $674,950 represented by stock issued for consulting services. At September 30, 2007 the Company had cash of $164,281. We had an accumulated deficit of $3,443,735 at September 30, 2007. We have incurred negative cash flow from operations of $179,797 during the three-month period ended September 20, 2007.

The Company principally funded its negative cash flow from operations during the three months ended September 30, 2007 through the sale of restricted stock which generated proceeds of $290,000 and by utilizing our line of credit.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This conclusion is based upon the number and magnitude of the year end adjusting entries and additional financial reporting disclosures identified by the Company’s independent accountants.

Changes in internal controls. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

The following information is given with regard to unregistered securities sold by the Company during the the three-month period ended September 30, 2007, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Date	Title	Shares Issued	Persons	Cash or Non Cash Consideration
7/09/07	Common	21,667	Ted & Harriet Pioquinto	Services valued at $11,050 issued pursuant to Section 4(2)
7/10/07	Common	50,000	N. Richard Grassano, CFO	Services valued at $25,500 issued pursuant to Section 4(2)
8/01/07	Common	750,000	Marc Baker	Services valued at $547,500 issued pursuant to Section 4(2)
8/09/07	Common	10,000	Loren Brown	Services valued at $$8,000 issued pursuant to Section 4(2)
8/23/07	Common	10,000	Nicholas Dwzill	Services valued at $$4,000 issued pursuant to Section 4(2)
8/28/07	Common	50,000	Irs Ginsberg	Services valued at $43,500 issued pursuant to Section 4(2)
8/03/07	Common	25,000	James Kirkpatrick	Private sale at $0.40 per share issued pursuant to Section 4(2)
8/09/07	Common	25,000	Robert Sherman	Private sale at $0.40 per share issued pursuant to Section 4(2)
8/09/07	Common	50,000	Ron & Don Mars	Private sale at $0.50 per share issued pursuant to Section 4(2)
8/23/07	Common	60,000	Lori & Scott Nelson	Private sale at $0.50 per share issued pursuant to Section 4(2)
9/05/07	Common	110,000	John Ramsey	Private sale at $0.50 per share issued pursuant to Section 4(2)
9/19/07	Common	10,000	Richard Menard	Private sale at $0.50 per share issued pursuant to Section 4(2)
9/19/07	Common	20,000	Lisa & Steve Pisenti	Private sale at $0.50 per share issued pursuant to Section 4(2)
9/19/07	Common	200,000	James & Jeanne Strickland	Private sale at $0.50 per share issued pursuant to Section 4(2)
9/25/07	Common	10,000	Blaine Jackson	Private sale at $0.50 per share issued pursuant to Section 4(2)
9/27/07	Common	40,000	Lori & Scott Nelson	Private sale at $0.50 per share issued pursuant to Section 4(2)
9/27/07	Common	20,000	Guy Neff	Private sale at $0.50 per share issued pursuant to Section 4(2)
9/30/07	Common	20,000	Dennis Clair	Private sale at $0.50 per share issued pursuant to Section 4(2)

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

/s/ Michael Rideman Michael Rideman CEO Dated: November 14, 2007 /s/ Richard Grassano, CFO Richard Grassano CFO Dated: November 14, 2007

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Kirshner International, Inc.)
Consolidated Balance Sheets Back to Table of Contents
As of September 30, 2007 (Unaudited) and June 30, 2007
	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash	$164,281	$19,760
Accounts receivable	282,270	391,729
Total current assets	446,551	411,489

Property and equipment, net of depreciation of $3,528 and $2,979	6,689	7,239
Total Net Property and Equipment	6,689	7,239
Other Assets	150,000	-
Total Other Assets	150,000	-
Total assets	$603,240	$418,728

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$64,199	$85,166
Accrued interest	4,473	1,139
Line of credit payable	461,078	131,350
Total current liabilities	$529,750	$217,655

Long-term liabilities
Loan payable	11,965	14,965
Notes payable stockholder - Stockholders	39,798	182,209
Total long-term liabilities	51,763	197,174

Total liabilities	581,513	414,829

Stockholders' equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized:
33,273,210 and 36,805,895 shares issued and outstanding
at September 30, 2007 and June 30, 2007, respectively	33,272	36,806
Additional paid-in capital	3,342,190	2,502,128
Accumulated deficit	(3,443,735)	(2,535,035)
Total stockholders' equity	21,727	3,899
Total liabilities and stockholders' equity	$603,240	$418,728

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Kirshner International, Inc.)
Consolidated Statements of Operations
For the Three Months Ended September 30, 2007 and 2006 (Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Revenues	$454,835	$271,892

Cost of services	402,175	244,838
Gross profit	52,660	27,054

Expenses
Administrative expenses	123,824	50,241
General expenses	743,026	1,394,427
Selling expenses	122,801	58,278
Depreciation and amortization	549	569
Total expenses	990,200	1,503,515

Other income	39,632	1,883
Total other income	39,632	1,883

Other expenses	-	111,783
Interest expense	10,792	9,991
Total other expenses	10,792	121,774

Net loss	$(908,700)	$(1,596,352)

Basic and diluted net loss per share	$(0.03)	$(0.05)

Weighted average shares	34,995,500	35,468,312

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Kirshner International, Inc.)
Consolidated Statement of Changes in Stockholders' Equity (Deficit) Back to Table of Contents
For the Period From Inception (December 2, 2005) Through September 30, 2007 (Unaudited)

			Additional
	Common Stock, $0.001 par value		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Shares Issued at Inception	18,642,685	$18,643	$48,346	$-	$66,989
Shares issued for cash	200,000	200	99,800	-	100,000
Effect of beneficial conversion feature	-	-	48,812	-	48,812
Shares issued for services	205,000	205	79,745	-	79,950
Net loss	-	-	-	(437,435)	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	(141,684)

Recap shares old Kirshner	899,860	900	(893)	-	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	25,810
Shares issued for cash	930,735	930	473,070	-	474,000
Shares issued for services	13,392,262	12,393	1,630,512	-	1,642,905
Net loss	-	-	-	(1,997,139)	(1,997,139)
Balance at June 30, 2007	36,805,895	36,806	2,502,128	(2,535,035)	3,899

Shares issued for cash	550,000	550	289,450	-	290,000
Options exercised for expenses	250,000	250	34,750	-	35,000
Shares issued for services	931,667	932	639,018	-	639,950
Liabilities and stockholders' equity	3,323	3	30	-	33
Cancellation of shares	(5,267,675)	(5,269)	(33,186)	-	(38,455)
Net loss	-	-	-	(908,700)	(908,700)
Balance at September 30, 2007	33,273,210	$33,272	$3,432,190	$(3,443,735)	$21,727

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Kirshner International, Inc.)
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30, 2007 and 2006

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net loss	$(908,700)	$(1,596,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	25,816
Shares issued for services and compensation	674,950	1,345,904
Shares issued for services	(38,422)	-
Depreciation and amortization	549	569
Changes in operating assets and liabilities:
Accounts receivable	109,459	(129,919)
Other receivables	-	(104)
Accounts payable and accrued expenses	(17,633)	34,359
Net cash used in operating activities	(179,797)	(319,727)

Cash flow from investing activities:
Contingent payment from business combination	(150,000)	-
Net cash used in investing activities	(150,000)	-

Cash flows from financing activities:
(Repayments of) proceeds from stockholders loan	(145,411)	58,616
Proceeds from line of credit	329,729	12,781
Proceeds from sale of common stock	290,000	289,000
Net cash provided by financing activities	474,318	360,397

Net increase (decrease) in cash	144,521	360,397
Cash - beginning of period	19,760	47,750
Cash - end of period	$164,281	$88,420

Supplemental cash flow information
Cash paid for:
Interest paid	$991	$-
Income taxes	$-	$-

Non-cash investing and financing activities	$-	$-

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly Known as Kirshner International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at September 30, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-KSB. In management’s opinion, these interim consolidated and unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Consolidation and Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the September 30, 2007 presentation. On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split. The consolidated financial statements include the accounts of Veracity Management Global, Inc, Secured Financial Data, Inc and Veracity Management Group, Inc. Any inter-company transactions are eliminated in consolidation.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 3,443,735 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2007, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK TRANSACTIONS

On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

During the year ended June 30, 2007, VCMG sold 930,735 shares and 319,000 warrants under private placement memorandums for $474,000. The warrants have an exercise price of $1.00 per share and expire in five years from the date of issuance. Using the black-scholes pricing model VCMG estimated the relative fair value of the warrants to be $314,215. Prior to July1, 2006, Secured Financial Data (See Note 7) sold certain units which contained 100,000 warrants to purchase common stock at an exercise price of $1.00 per share exercisable for five years from the date of issue.

During the three months ended September 30, 2007, VCMG sold 550,000 shares under a private placement memorandum for $290,000. There were no warrants granted with this placement.

There were no registration rights penalties that would be consider un-economic in any of the private placements.

During the three months ended September 30, 2007 stock issued for services representing 931,667 shares were authorized and granted. VCMG has recorded $639,950 of general and administrative expense representing the fair market value of the stock issued on the measurement date based upon the closing quoted market price of VCMG’s common stock. During this same period a consultant exercised his option of 250,000 shares of VCMG common stock. This consultant paid expenses on behalf of VCMG as their exercise price in amount equal to $35,000. This expense paid on behalf of VCMG is included in general and administrative expense.

On July 31, 2007, the Company’s Board of Directors authorized the cancellation of 5,267,675 shares of common stock for lack of consideration. These shares were previously accounted for as shares issued for services. The statement of operations for the three month period ended September 30, 2007 includes a reduction of general and administrative expense by the original fair market value of the stock cancelled of $38,455. This stock was returned to VCMG.

NOTE 4 – NOTES PAYABLE-STOCKHOLDERS

On various dates in fiscal 2006 and 2007, two stockholders lent the Company approximately $250,000, evidenced by promissory notes bearing an interest rate of Prime plus 2.00% (10.25% at September 30, 2007) and due on May 31, 2009. In addition the notes are convertible to common stock at any time at a conversion rate of $0.511 cents per share. In addition, 200,000 Warrants have been granted at an exercise price of $1.00 per share exercisable for 60 months from the date of the notes.

As a result we have determined that the conversion feature of the notes and warrants issued are not derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue 98-5 the Company estimated the fair value of the beneficial conversion feature at the issuance of the notes using the Black-Scholes option pricing model at $ 59,126. Those amounts are amortized over the life of the notes.

On June 1, 2007 the existing stockholder notes payable were refinanced; new notes of approximately $182,000 (representing unpaid principal and accrued interest as of the refinance date) were issued; the interest rate and maturity dates remain the same. The new notes do not provide a conversion feature; there is no remaining discount at September 30, 2007 as the remaining discount has been expensed as a component of interest expense during the 12 month period ended June 30, 2007. All of the notes are considered long term as principal payments are not due during the next 12 months.

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

In September 2007, the Company entered into a second secured $100,000 credit facility with a bank to finance working capital. This facility bears interest at a rate of 10.25 percent and is secured by a certificate of deposit owned by the company. The balance of the credit facilities at September 30, 2007 was $385,353 and $75,725 respectively. The balance at June 30, 2007 was $131,350 and 0, respectively.

NOTE 6- STOCK BASED COMPENSATION

VCMG had granted warrants to purchase the common stock of Secured Financial Data, Inc, a subsidiary as part of the private placement memorandum discussed in Note 3 above. In addition it granted warrants as part of the convertible notes payable to stockholders as described in Note 4 above. VCMG also granted 1,000,000 options to a consultant during the year ended June 30, 2006 at an exercise price of 70% of the average 5 days closing price of VCMG’s common stock as quoted on the OTCBB.

	Warrants	Weighted Average
	Issued *	Exercise Price
Balance as of June 30, 2006	1,300,000	$1.00
Granted	1,619,000	$1.00
Forfeited	0
Exercised	250,000
Balance as of September 30, 2007	1,369,000	$1.00
* Adjusted to reflect the reverse stock split discussed in note 3. Does not include the effect of the 1,000,000 options whose exercise price is a discount to VCMG’s stock as discussed above.

NOTE 7- BUSINESS COMBINATION

The information below does not include the reflection of the reverse merger discussed in note 3 above:

On July 1, 2006, Veracity Management Global, Inc, (VCMG) merged with Veracity Management Group, Inc. (VMG) and Secured Financial Data, Inc. (SFD). Pursuant to a Share Exchange Agreement, VCMG issued 22,583,038 shares of common stock in exchange for all the outstanding common stock of VMG(3,535,353 shares) and SFD (19,047,685 shares).

For accounting purposes, the merger was treated as a recapitalization of VCMG by SFD and a purchase of VMG by VCMG. Accordingly, the financial results presented for all periods prior to the merger date are those of SFD. This evaluation was conducted pursuant to the guidance in SFAS statement No. 141 as the former SFD shareholders have majority control of VCMG subsequent to the merger through majority voting interest, control the majority of the board of directors, and control the majority of all management decisions. VMG is a wholly owned subsidiary. SFD’s equity structure was restated to adopt the equity structure of VCMG (73 shares of VCMG for each share of VMG and SFD). As of the merger date, the financial statements include the combined operating results, assets and liabilities of VCMG, VMG and SFD. Since VCMG was inactive prior to the merger, it is not expected to constitute a significant part of the ongoing business of the combined company.

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

The purchase price paid for VMG was $25,810. This represented a discount to the book value of VMG of $55,827. Pursuant to the terms of the agreement the majority shareholders of VCMG immediately prior to the merger have the option to receive an additional 20% equity ownership in VCMG or rescind the merger if certain financial benchmarks are not achieved by December 31, 2008. Consistent with the guidance in SFAS No. 141 we have recorded a liability of $55,837 for the discounted price paid for VMG due to this possible contingency.

Since the above transactions took place on July 1, 2006 the first day of fiscal 2007, the financial results presented for the 12 month period ended June 30, 2007 would not differ had the transaction occurred at an earlier date.