Form 10KSB/A
period 2007-06-30
Veracity Management Global, Inc.
filed 2007-12-04
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

On September 24, 2007, the aggregate market value of the 3,426,490 common stock held by non-affiliates of the Registrant was approximately $1,130,741. On September 24, 2007, the Registrant had 33,181,543 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

EXPLANATORY NOTE:

Veracity Management Global, Inc. (the “Company") is amending its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 (the “Original 10-KSB”) to correct in this Amendment on Form 10-KSB/A the check box on the cover sheet that the Company is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: December 3, 2007

Veracity Management Global, Inc.
By: Michael Rideman, CEO and Co-Chairman
/s/ Michael Rideman

By: Richard Grassano, CFO /s/ Richard Grassano