Form 10QSB/A
period 2007-09-30
Veracity Management Global, Inc.
filed 2008-02-19
CIK 1391750

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

Statement Regarding This Amendment

We are amending our Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2007 as previously filed on November 14, 2007. We have identified certain accounting errors related to costs of non-cash stock transactions that were originally treated as stock issued for consulting services and pursuant to the restatements have been recorded as previously granted options being exercised.

We have revised footnotes 3 and 6 to disclose the stock options exercised and provide information on subsequent changes. The effect of the non-cash changes related to accounting for these options exercised on our consolidated statement of operations for the three months ended September 30, 2007 was a decrease in our net loss of $547,500. Basic loss attributable to common shareholders per share for the three months ended September 30, 2007 decreased $0.02 per share. The cumulative effect on our consolidated balance sheet as of September 30, 2007 was a reduction of additional paid-in capital and accumulated deficit of $547,500.

In all other material respects, this amended Quarterly Report on Form 10-QSB/A is unchanged from the previously filed Quarterly Report on Form 10-QSB. This amended Quarterly Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Form 10-QSB previously filed or discuss any other developments after the respective dates of those filings except to reflect the effects of the restatements described above.

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

Revenues. We generated revenues of $454,835 during the three-month period ended September 30, 2007 as compared to $271,892 during the same period in the prior year, representing an increase of $182,943, or 67%. The increase in revenues was mainly attributable to new clients. We anticipate continued growth in our current service offerings based on new and existing clients, as well as the development of new complementary service offerings arising from our considerable project portfolio.

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

General Expenses. General expenses were $195,526 and $1,394,427 during the three-month periods ended September 30, 2007 and 2006, respectively. The significant decrease in our general expenses was due to decreased non-cash compensation expenses related to administrative services, sales, marketing, contract analysis, technical and sales services and IT consulting services of $127,450 during the three-month period ended September 30, 2007 as compared to non-cash compensation of $1,345,904 during the same period in the prior year. The Company may continue to issue shares of common stock from time to time in lieu of cash for services provided to the Company until the Company generates sufficient positive cash flow from operations.

Selling expenses: Our selling expenses during the three-month period ended September 30, 2007 increased to $122,801 from $58,278 during the same period in the prior year. We expect continued increases in selling expenses related to increasing revenues from current service offerings. We believe that additional selling expenses will be incurred as we develop new synergistic business opportunities and expand into new markets.

Net Loss. We incurred a net loss of $361,200 during the three-month period ended September 30, 2007, compared to a net loss of $1,596,352 during the three-month period ended September 30, 2006, representing a decrease of $1,235,152, or 77%.

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

We had negative working capital of $83,199 at September 30, 2007. Net cash used in operations during the three-month period ended September 30, 2007 was $179,797 compared to cash used of $319,727 during the three months ended September 30, 2006. Our negative cash flow from operations was mainly due to our net loss of $361,200 and decrease in accounts payable by $17,633, principally offset by a decrease in accounts receivable of $109,459 and non-cash compensation of $127,450.

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

Plan of Current and Future Financing of Our Operations for the year 2008

During the three months ended September 30, 2007, the Company incurred a loss from operations of $361,200, which was primarily due to non-cash compensation of $127,450 represented by stock issued for consulting services. At September 30, 2007 the Company had cash of $164,281. We had an accumulated deficit of $2,896,235 at September 30, 2007. We have incurred negative cash flow from operations of $179,797 during the three-month period ended September 20, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

As of the end of the period covered by this Interim Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers originally concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

However, as discussed in Note 8 of Notes to Consolidated Financial Statements, the consolidated financial statements as of and for the quarter ended September 30, 2007 as presented herein have been restated from those previously presented in our Interim Report on Form 10-QSB for the quarter ended September 30, 2007 correcting certain errors related to a certain stock transaction which was previously recorded as non-cash stock compensation.

The need to restate the consolidated financial statements for the quarter ended September 30, 2007 was discovered by the Company in connection with its preparation of its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007. In connection with the filing of that Quarterly Report on Form 10-QSB the Company carried out, under the supervision of and with the participation of the Company’s management, including the Company’s Certifying Officers, an evaluation of the effectiveness of its disclosure controls and procedures as those controls existed as of December 31, 2007 (i.e. the end of the period covered by the subject quarterly report). Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under. The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency related to the Company’s accounting for its acquisitions and stock based compensation, as discussed below.

On February 14, 2007, the Company issued a press release, which was filed in a Current Report on Form 8-K, announcing that its first quarter 2007 financial statements would be restated to reduce the loss from the issuance of compensation relating to the merger on July 1, 2006 and valuation based on the SFAS No. 141 that states “the contingent consideration usually should be recorded when the contingency is resolved and consideration is issued or becomes issuable”, and “general expenses related to business combinations shall be expensed as incurred” The original merger agreement called for a specific payment for the company when it’s stock reached the Over-The-Counter Bulletin Board, as well as granted options to an individual in exchange for certain third party payments when made. These payments were made and expensed in the 1st quarter in the sum of $35,000 and the shares when issued also mistakenly charged to compensation as if they were optioned exercised for services. This amendment corrects the handling of these options. The contingency was met in that quarter and the payment for the company of $150,000 was recorded as Goodwill. In this press release, the Company urged the marketplace not to rely on its previously filed financial statements for the quarter ended September 30, 2007 until such amended report is filed with the SEC. The cumulative effect of this amendment to the Consolidated Statement of Operations is to reduce the Net Loss for the three-month period ended September 30, 2007 from $908,700 or $(.03) per share to $ 361,200 or $(.01) per share. The cumulative effect on our consolidated balance sheet as of September 30, 2007 was a reduction of additional paid-in capital and accumulated deficit of $547,500.

The error in the first quarter 2008 financial statements discussed above were discovered in the process of the Company’s preparation of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007. The Company, under the supervision of its Audit Committee and with the assistance of independent counsel which, in turn, is assisted by an independent accounting expert, immediately commenced an inquiry into the circumstances relating to the foregoing errors to assure that there are no other financial reporting or disclosure controls and procedures items that may be of concern. While the Audit Committee’s investigation has now concluded that no other adjustments to the interim 2008 financial statements appear necessary, it is continuing to investigate the circumstances relating to the foregoing errors in order to assess what changes, if any, are needed to the Company’s financial reporting or disclosure controls and procedures.

As a result of the matters discussed above, in connection with the filing of this Amended Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted new evaluations of our disclosure controls and procedures, as defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2007, the end of the period covered by this Amended Quarterly Report on Form 10-QSB/A. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures not were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under for the reasons set forth above.

Preliminarily, the Company’s management and the Audit Committee have determined that education and professional development of accounting staff on certain accounting and disclosure rules relating to the impairment of long-lived assets and goodwill, and the accounting and disclosure rules related to certain specialized financial instruments, would be sufficient to prevent a reoccurrence. The Company’s management also believes that it needs to continue to upgrade the size and sophistication of its accounting and financial staff. Presently the Company’s management and the Audit Committee believe that no other changes to the Company’s disclosure controls and procedures were needed in response to the discovery of the errors described above.

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

/s/ Michael Rideman Michael Rideman CEO Dated: February 15, 2008 /s/ Richard Grassano, CFO Richard Grassano CFO Dated: February 15, 2008

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Kirshner International, Inc.)
Consolidated Balance Sheets Back to Table of Contents
As of September 30, 2007 (Unaudited) and June 30, 2007
	September 30, 2007	June 30, 2007
	(Restated)
Assets
Current assets:
Cash	$164,281	$19,760
Accounts receivable	282,270	391,729
Total current assets	446,551	411,489

Property and equipment, net of depreciation of $3,528 and $2,979	6,689	7,239
Goodwill	150,000	-
Total assets	$603,240	$418,728

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$64,199	$85,166
Accrued interest	4,473	1,139
Line of credit payable	461,078	131,350
Total current liabilities	$529,750	$217,655

Long-term liabilities
Loan payable	11,965	14,965
Notes payable stockholder - Stockholders	39,798	182,209
Total long-term liabilities	51,763	197,174

Total liabilities	581,513	414,829

Stockholders' equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized:
33,273,210 and 36,805,895 shares issued and outstanding
at September 30, 2007 and June 30, 2007, respectively	33,272	36,806
Additional paid-in capital	2,884,690	2,502,128
Accumulated deficit	(2,896,235)	(2,535,035)
Total stockholders' equity	21,727	3,899
Total liabilities and stockholders' equity	$603,240	$418,728

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Kirshner International, Inc.)
Consolidated Statements of Operations Back to Table of Contents
For the Three Months Ended September 30, 2007 and 2006 (Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(Restated)

Revenues	$454,835	$271,892

Cost of services	402,175	244,838
Gross profit	52,660	27,054

Expenses
Administrative expenses	123,824	50,241
General expenses	195,526	1,394,427
Selling expenses	122,801	58,278
Depreciation and amortization	549	569
Total expenses	442,700	1,503,515

Other income	39,632	1,883
Total other income	39,632	1,883

Other expenses	-	111,783
Interest expense	10,792	9,991
Total other expenses	10,792	121,774

Net loss	$(361,200)	$(1,596,352)

Basic and diluted net loss per share	$(0.01)	$(0.05)

Weighted average shares	34,995,500	35,468,312

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Kirshner International, Inc.)
Consolidated Statement of Changes in Stockholders' Equity (Deficit) Back to Table of Contents
For the Period From Inception (December 2, 2005) Through September 30, 2007 (Unaudited)

			Additional
	Common Stock, $0.001 par value		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(Restated)		(Restated)	(Restated)	(Restated)
Shares Issued at Inception	18,642,685	$18,643	$48,346	$-	$66,989
Shares issued for cash	200,000	200	99,800	-	100,000
Effect of beneficial conversion feature	-	-	48,812	-	48,812
Shares issued for services	205,000	205	79,745	-	79,950
Net loss	-	-	-	(437,435)	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	(141,684)

Recap shares old Kirshner	899,860	900	(893)	-	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	25,810
Shares issued for cash	930,735	930	473,070	-	474,000
Shares issued for services	13,392,262	12,393	1,630,512	-	1,642,905
Net loss	-	-	-	(1,997,139)	(1,997,139)
Balance at June 30, 2007	36,805,895	36,806	2,502,128	(2,535,035)	3,899

Shares issued for cash	550,000	550	289,450	-	290,000
Options exercised for expenses	1,000,000	250	34,750	-	35,000
Shares issued for services	181,667	932	91,518	-	92,450
Liabilities and stockholders' equity	3,323	3	30	-	33
Cancellation of shares	(5,267,675)	(5,269)	(33,186)	-	(38,455)
Net loss	-	-	-	(361,200)	(38,455)
Balance at September 30, 2007	33,273,210	$33,272	$2,884,690	$(2,896,235)	$21,727

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
(Formerly known as Kirshner International, Inc.)
Consolidated Statements of Cash Flows (Unaudited) Back to Table of Contents
For the Three Months Ended September 30, 2007 and 2006

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(Restated)

Cash flows from operating activities:
Net loss	$(361,200)	$(1,596,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	25,816
Shares issued for services and compensation	127,450	1,345,904
Shares issued for services	(38,422)	-
Depreciation and amortization	549	569
Changes in operating assets and liabilities:
Accounts receivable	109,459	(129,919)
Other receivables	-	(104)
Accounts payable and accrued expenses	(17,633)	34,359
Net cash used in operating activities	(179,797)	(319,727)

Cash flow from investing activities:
Contingent payment from business combination	(150,000)	-
Net cash used in investing activities	(150,000)	-

Cash flows from financing activities:
(Repayments of) proceeds from stockholders loan	(145,411)	58,616
Proceeds from line of credit	329,729	12,781
Proceeds from sale of common stock	290,000	289,000
Net cash provided by financing activities	474,318	360,397

Net increase (decrease) in cash	144,521	360,397
Cash - beginning of period	19,760	47,750
Cash - end of period	$164,281	$88,420

Supplemental cash flow information
Cash paid for:
Interest paid	$991	$-
Income taxes	$-	$-

Non-cash investing and financing activities	$-	$-

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

Restatements

Restatements of previously reported 2007 financial results were made. See Note 8.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 2,896,235 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2007, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

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

During the three months ended September 30, 2007 stock issued for services representing 931,667 shares were authorized and granted. VCMG has recorded $127,450 of general and administrative expense representing the fair market value of the stock issued on the measurement date based upon the closing quoted market price of VCMG’s common stock. During this same period a consultant exercised his option of 1,000,000 shares of VCMG common stock. This consultant paid expenses on behalf of VCMG as their exercise price in amount equal to $35,000. This expense paid on behalf of VCMG is included in general and administrative expense.

On July 31, 2007, the Company’s Board of Directors authorized the cancellation of 5,267,675 shares of common stock for lack of consideration. These shares were previously accounted for as shares issued for services. The statement of operations for the three-month period ended September 30, 2007 includes a reduction of general and administrative expense by the original fair market value of the stock cancelled of $38,455. This stock was returned to VCMG.

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

As a result we have determined that the conversion feature of the notes and warrants issued are not derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue 98-5 the Company estimated the fair value of the beneficial conversion feature at the issuance of the notes using the Black-Scholes option pricing model at $59,126. Those amounts are amortized over the life of the notes.

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

NOTE 5 – CREDIT FACILITY

In December 2006, the Company entered into a secured $100,000 credit facility with a bank to finance working capital. In May 2007 the secured facility was increased to $200,000. The loans under this facility bear interest at a rate of 10.25 % and are secured by certificates of deposit owned by an entity controlled by the CEO and his wife. Interest payments are made on a monthly basis; principal is due at maturity – May 8, 2008. In July 2007 the facility was increased again to $400,000; $200,000 is secured and $200,000 is unsecured. The maturity date was extended to July 23, 2008, all other terms remain the same.

In September 2007, the Company entered into a second secured $100,000 credit facility with a bank to finance working capital. This facility bears interest at a rate of 10.25 % and is secured by a certificate of deposit owned by the company. The balance of the credit facilities at September 30, 2007 was $385,353 and $75,725 respectively. The balance at June 30, 2007 was $131,350 and 0, respectively.

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

	Warrants	Weighted Average
	Issued *	Exercise Price
Balance as of June 30, 2006	1,300,000	$1.00
Granted	1,619,000	$1.00
Forfeited	0
Exercised	1,000,000
Balance as of September 30, 2007	619,000	$1.00
* Adjusted to reflect the reverse stock split discussed in note 3. Does not include the effect of the 1,000,000 options whose exercise price is a discount to VCMG’s stock as discussed above.

NOTE 7- BUSINESS COMBINATION

The information below does not include the reflection of the reverse merger discussed in note 3 above:

On July 1, 2006, Veracity Management Global, Inc, (VCMG) merged with Veracity Management Group, Inc. (VMG) and Secured Financial Data, Inc. (SFD). Pursuant to a Share Exchange Agreement, VCMG issued 22,583,038 shares of common stock in exchange for all the outstanding common stock of VMG (3,535,353 shares) and SFD (19,047,685 shares).

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

NOTE 8 - RESTATEMENT

The Company has restated its quarterly financial statements from amounts previously reported for the three months ended September 30, 2007. The Company has determined that costs related to a certain stock transaction were previously recorded as a non-cash, stock for compensation and therefore are now accounted for as previously granted options being exercised. Notes 3 and 6 was edited to disclose the options exercised and provide information on subsequent changes. The effect of the (non-cash) changes related to accounting for these options exercised on our statement of operations for the three months ended September 30, 2007 was a decrease in our net loss of $547,500. Basic loss attributable to common shareholders per share for the three months ended September 30, 2007 decreased $0.02 per share. The cumulative effect on our balance sheet as of September 30, 2007 was a reduction of additional paid-in capital and accumulated deficit of $547,500.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by us on November 14, 2007. This Amended Quarterly Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Form 10-QSB previously filed or discuss any other developments after the respective dates of those filings except to reflect the effects of the restatements described above, certain risk factor disclosure and except as otherwise specifically identified herein. This amendment should also be read in conjunction with our Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2007.

In all other material respects, the financial statements are unchanged.

Following is a summary of the restatement adjustments:

As of September 30, 2007
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash	$164,281		$164,281
Accounts receivable	282,270		282,270
Total current assets	446,551		446,551

Property and equipment, net of depreciation of $3,528 and $2,979	6,689		6,689
Goodwill	150,000		150,000
Total assets	$603,240		$603,240

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$64,199		$64,199
Accrued interest	4,473		4,473
Line of credit payable	461,078		461,078
Total current liabilities	$529,750		$529,750

Long-term liabilities
Loan payable	11,965		11,965
Notes payable - Stockholders	39,798		39,798
Total long-term liabilities	51,763		51,763

Total liabilities	581,513		581,513

Stockholders' equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
none issued and outstanding	-		-
Common stock, $0.001 par value, 3,500,000,000 shares authorized:
33,273,210 and 36,805,895 shares issued and outstanding
at September 30, 2007 and June 30, 2007, respectively	33,272		33,272
Additional paid-in capital	3,432190	(547,500)(a)	2,884,690
Accumulated deficit	(3,443,735)	547,500(a)	(2,896,235)
Total stockholders' equity	21,727		21,727
Total liabilities and stockholders' equity	$603,240		$603,240

	As Reported	Adjustments	As Restated

Revenues	$454,835		$402,835

Cost of services	402,175		402,175
Gross profit	52,660		52,660

Expenses
Administrative expenses	123,824		123,824
General expenses	743,026	(547,500)(a)	195,526
Selling expenses	122,801		122,801
Depreciation and amortization	549		549
Total expenses	990,200		442,700

Other income	39,632		39,632
Total other income	39,632		39,632

Other expenses
Interest expense	10,792		10,792
Total other expenses	10,792		10,792

Net loss	$(908,700)		$(361,200)

Basic and diluted net loss per share	$(0.03)	0.02(a)	$(0.01)

Weighted average shares	34,995,500		34,995,500

(a) To record reclassification associated with the stock options exercised.