Form 10QSB
period 2007-12-31
Veracity Management Global, Inc.
filed 2008-02-20
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

On February 11, 2008, the Registrant had 33,660,411 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.	3
ITEM 3.	CONTROLS AND PROCEDURES	4

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	4
ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS	4
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	4
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	4
ITEM 5.	OTHER INFORMATION.	4
ITEM 6.	EXHIBITS	4

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

Phase 1 – Planning and scoping

Confirm objectives, scope, success criteria and team members

• Execute pilot – full documentation and testing for one business stream

• Confirm pilot results with auditor and finalize plans to move forward

Phase 2 – Process documentation, evaluation and improvement

• Document all current processes, procedures and control points

• Identify potential process improvements and implement where appropriate

• Identify control test plans and metrics and establish monitoring procedure

Phase 3 – Control testing and remediation

• Execute tests of control points, document test results and identify inconsistencies with expected results

• Refine process or control to achieve compliance and update process documentation accordingly

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

• Which business units, operations and processes are absolutely essential to the survival of the organization?

• How quickly essential business units or processes have to be back in operation before the impacts are catastrophic

• Which recovery alternatives are the most plausible for meeting the recovery windows

• Which resources are needed to resume operations at a survival level for the essential parts of the business?

• Which elements have to be pre-positioned to meet recovery time windows

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

Recovery Testing: After the implementation of a client’s equipment into the data center for collocation, we offer our client recovery testing in support of client audit processes. In this capacity we provide consulting services as follows:

• Validate that the awareness and communication plans are in place, understood and workable

• Validate that the infrastructure is in place to recover by performing mock events

• Validate that key processes required.

• Validate logistics are in place to relocate/provide systems access to employees

We provide SOX Compliance Services that are true alternatives and compliments to in-house resources, offering a very high level of practical and hands-on experience, combined with quality of service and confidence.

SOX Compliance is a huge structural and financial burden on the companies subject to its regulations. Being experts in all elements of SOX allows us to be prepared for our own company compliance requirements. This knowledge, understanding and expertise will reduce overall compliance costs in the future and is a valuable intangible to the company.

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

The Safeguards Rule requires all financial institutions to design, implement and maintain safeguards to protect customer information and to develop a written information security plan that describes how the financial institution is prepared for, and plans to continue to protect clients’ nonpublic personal information. The Safeguards Rule also applies to information of those no longer consumers of the financial institution. This plan must include:

• Denoting at least one employee to manage the safeguards,

• Constructing a thorough [risk management] on each department handling the nonpublic information,

• Develop, monitor, and test a program to secure the information, and

• Change the safeguards as needed with the changes in how information is collected, stored, and used.

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

We recognize that our financial institution customers confront both internal and external risks. These risks include, but are not limited to:

• Unauthorized access of their customers’ privacy information by someone other than the owner of the covered data and information;

• Compromised system security as a result of system access by an unauthorized person;

• Interception of data during transmission;

• Loss of data integrity;

• Physical loss of data in a disaster;

• Errors introduced into the system;

• Unauthorized access of covered data and information by employees;

• Unauthorized requests for covered data and information;

• Unauthorized access through hardcopy files or reports; and

• Unauthorized transfer of covered data and information through third parties.

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

 Technology Project Management and Strategic Planning Services

Our firm segregates work into tracks to provide customers with greater visibility into the work and effort being provided. We commonly partner with our customers by assembling a small team consisting of both Veracity and client personnel. We find this cross company team approach particularly successful because:

• Actively involves key stakeholders early in the process

• Lowers overall cost of strategic initiatives

• Promotes knowledge transfer between organizations

• Facilitates the development of consensual recommendations (if and where appropriate)

• Expedites the adoption and deployment process for recommendations

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

Build our business by:

• obtaining sufficient financing to grow our business;

• developing a strong brand and reputation for business consulting services; and

• attracting and retaining clients that are leaders in their respective fields.

• through the sale of products that automate client processes or resolve client objectives

Generate and subsequently diversify our revenue by:

• establishing our services as the leading solution for business continuity and disaster recovery planning processes and procedures;

• increase the size and effectiveness of our marketing and sales methods; and expand our customer base

• identifying industry leading products that we can be a vendor and representative for at a regional and or national level. The model is similar to that of any dealer including product representation, sales, and continual support and upgrade throughout the client’s ownership of product.

Leverage our client relationships by:

• developing new client relationships through referrals ;

• developing additional services for existing and potential clients; and

• entering into joint ventures for particular markets that may develop for our services.

Other Services

We provides IT infrastructure staffing, project management, commercial building network management, data center relocation, outsourcing, SAN installation and configuration. We also provide disaster recovery assessment, plan implementation and design of solutions. Our strength in the industry is the approach we have developed as we lead the way in designing and delivering the best long-term solutions for client infrastructure needs. Our teams provide Fiber Optic cabling, fiber tray and raceway, riser cable management as well as a menu of other professional services.

We partner with suppliers assuring that our technicians adhere to all the latest industry standards. Through our strategic partners we can offer complete telecomm and telephony solutions, including global networking, localized high speed access and complete VOIP solutions. VMG can provide local, national or international network solutions ranging from T1 to 1000mbps Fast Ethernet availability. We combine our strategic knowledge with our product offerings to bring the highest speed, cost effective communications solution available. We can choose between several of our partners to insure that the customer’s best interests are kept in mind during the decision making process. We also offer complete VOIP solutions for clients wishing to bring their infrastructure and networking up to today’s digital standard. Our offerings are tailored to meet the client’s needs, whether 5 or 5000 stations, and are implemented through our nationally recognized alliances. VMG is truly the one stop shop for all your networking and infrastructure needs.

Our New Technology Staffing Division

We have strengthened our service offerings for 2008 with a new technology staffing division. The new division allows us to provide our clients with talented technology professionals in a number of ways. Clients may chose to hire one of our professionals on a consulting basis to handle a task for a period of time. In these situations the client retains “Project Management” responsibility over the project and we will provide augmented staffing.

We also now are able to provide our clients with the top professionals who have made a career choice to no longer “consult” and have made themselves available to the marketplace as a “Permanent Employee.”   We will earn fees to place these individuals in either a “Temporary to Permanent” opportunity; where our client is allowed to “try” before they “buy” or a straight permanent hire onto their payroll.

As a management consulting firm, we have access to the best professionals in our industry and as such has a large competitive advantage over traditional staffing firms. Our corporate goal is to be a full service provider of technology talent to clients – whether the work be outsourced, project based, or strictly internal staffing needs.

Results of Operations For the Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The following is derived from, and should be read in conjunction with, our consolidated financial statements, and related notes, as of and contained in Form 10K-SB for the year ended June 30, 2007 The Registrant generates revenues from its present operations based on hourly rates and fixed rates. Our fixed-rate contracts involve an engagement retainer and typically provide for monthly fees. Our hourly-rate contracts are billed either weekly, semi weekly or monthly.

Revenues. We generated revenues to $661,490 during the three-month period ended December 31, 2007 as compared to $380,364 during the same period in the prior year or an increase of $281,126, or 74%. The increase in revenues was mainly attributable to new clients and contracts. We anticipate continued growth in our current service offerings based on new and existing clients, as well as the development of new complementary service offerings arising from our considerable project portfolio.

Cost of Services. Cost of services for the three-month periods ended December 31, 2007 and 2006 were $415,030 and $125,717, respectively. Our cost of services consists mainly of labor costs for project consultants and information technology professionals.

Administrative, General and Selling Expenses; Overview. Our systems and procedures for the three months ended December 31, 2006 were not detailed enough to reflect an accurate separation in Administrative, General and Selling expenses, Those expenses combined to total $ 303,649. This compared to $ 444,233 for the three months ended December 31, 2007. This represented an increase overall of $ 140,584 or 46%. The primary reason for this increase was related to additional staffing in all categories which contributed to increased revenues. However when the expense increases are compared in the context of the Revenue for the same three month period, December 31, 2006 to December 31, 2007, revenue increased by 74%. The same analysis for the six-month periods ended December 31, 2006 to December 31, 2007 discloses a reduction of these combined expenses of $ 1,459,368.

Administrative Expenses: Our administrative expenses totaled $171,469 and $288,394 during the three-month and six-month periods ended December 31, 2007. The increase in the three-month period is primarily attributed to an expansion of administrative personnel to facilitate our growth.

General Expenses. General expenses were $119,709 and $310,234 during the three-month and six-month periods ended December 31, 2007 These expenses included payments for rent, common stock issued for services, outside professional fees including audits and accounting reviews of the company insurance and employee expense reimbursements. Our audit and outside accounting fees have been reduced significantly in the current fiscal year due to a reduced work load and the fact that the initial securities filings occurred in the prior fiscal year. We also utilize all available technologies such as conference calling, virtual offices and other economies to reduce company overhead and local travel to meetings. Our internal accounting function is scalable and includes the use of internet based solutions for instant communication between staff and outside professionals. There was a decrease in General Expense for the three-month period ended December 31, 2007 due to decreased shares issued for non-cash compensation expenses of $5,000 compared to $92,450 for the three-month period ended September 30, 2007. The six-month period ended December 31, 2006 showed shares issued for service of $1,345,904 The Company may continue to issue shares of common stock from time to time in lieu of cash for services provided to the Company until the Company generates sufficient positive cash flow from operations.

Selling expenses: Our selling expenses during the three-month and six month period ended December 31, 2007 were $150,527 and $329,275 a slight increase during the current three-month period. Selling expenses include advertising and promotion, commissions and referral fees paid and investments in presenting training seminars and participation in professional organizations and technical societies. We have also invested in increased staff to broaden our marketing and selling efforts in the current fiscal year. We expect continued increases in selling expenses related to increasing revenues from current service offerings. We also believe that additional selling expenses will be incurred as we develop new synergistic business opportunities and expand into new markets.

Net Loss. We incurred a net loss of $221,546 during the three-month period ended December 31, 2007, compared to a net loss of $56,827 during the three-month period ended December 31, 2006, representing an increase of $164,179, of 290%. This increase was primarily due to the previously discussed expansion of the administrative and selling staffs and the addition of the Technology Staffing Division in the three-month period ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2007, we had current assets of $657,931 consisting of mainly of cash and accounts receivable compared to current assets of $411,489 at June 30, 2007. This increase can be attributed to both company growth and the addition of a credit facility that immediately funds billings and they are issued to the customers. At December 31, 2007 and June 30, 2007, we had total assets of $847,715 and $418,728, respectively. This increase in total assets can be attributed to company growth. We had total current liabilities of $590,704 at December 31, 2007 compared to $217,655 at June 30, 2007. As of December 31, 2007, our current liabilities were principally composed of $54,089 in accounts payable and accrued expenses, $5,493 in accrued interest and $531122 under lines of credit. We had long-term liabilities of $323,079 as of December 31, 2007 compared to $197,174 at June 30, 2007. As of December 31, 2007, these liabilities consist of a credit facility of $203,509, $79,772 in loan payable and stockholder loans of $39,798. We had total liabilities of $913,783 as of December 31, 2007 compared to $414,829 as of June 30, 2007.

We had working capital of $67,227 at December 31, 2007. Net cash used in operations during the six-month period ended December, 2007 was $659,206. For the six-month period ended December 31, 2007 the increase of net cash used in operations was attributable to our net loss of $582,746 and an increase in accounts receivable of $55,549.

The Company's financing activities consist mainly of issuance of debt and equity instruments. During the six-month period ended December 31, 2007, financing activates provided $978,677 compared to $329,000 during the same six-month period in the prior year. The Company utilized $203,509 under its new credit facility as described in Note 5, ; received proceeds of $418,000 through the issuance of restricted stock and received net proceeds of $67,807 from stockholders loans. We also received $399,772 from our existing lines of credit.

We believe that despite funding provided under our bank line-of-credit and funding available from our management, we may need additional funding to execute our planned expansion of our sales and marketing efforts. As of December 31, 2007, shareholders have loaned the Company $79,772 at 10.25% due on May 31, 2009, and advanced another $ 39,798 in temporary loans. We have no written funding commitment from management and affiliated parties.

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

Plan of Current and Future Financing of Our Operations for the year 2008

During the six months ended December 31, 2007, the Company incurred a loss from operations of $582,746, which was primarily due to non-cash compensation of $97,449 represented by stock issued for consulting and other services. At December 31, 2007 the Company had cash of $189,231. We had an accumulated deficit of $3,117,781, at December 31, 2007. We have incurred negative cash flow from operations of $659,206 during the six-month period ended December 31, 2007.

The Company principally funded its negative cash flow from operations during the six months ended December 31, 2007 through the sale of restricted stock which generated proceeds of $418,000 and by utilizing and expanding our lines of credit.

On December 4, 2007 Veracity Management Group, Inc our wholly owned subsidiary entered into an agreement with Greenfield Commercial Credit LLC to borrow up to $ 1,000,000 at a variable rate of interest 1% above the Prime Rate, with an unlimited and unconditional guarantee by Veracity Management Global, Inc and a Validity Guarantee by two of the members of the Board of Directors. This line allows immediate funding of 85% of eligible accounts receivable up to the total line of credit and is for a duration of 18 months. The balance due at December 31, 2007 to Greenfield Commercial Credit LLC was $203,509.

We have financed our operations primarily through outside and related party debt financing and the issuane of restricted stock. Our continued operations will depend on whether we are able to continue to raise additional funds through various potential sources, such as equity and debt financing, including the sale of additional equity and receipt of additional debt financing. We do not have any agreements with our management to continue to loan monies to the Company. Additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs during the next twelve months or in the long term.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

As of December 31, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

On February 14, 2007, the Company issued a press release, which was filed in a Current Report on Form 8-K, announcing that its first quarter 2007 financial statements would be restated to reduce the loss from the issuance of compensation relating to the merger on July 1, 2006 and valuation based on FASB statement No. 141 that states “general expenses related to business combinations shall be expensed as incurred”. The original merger agreement granted options to an individual in exchange for certain third party payments when made. These payments were made and expensed in the 1st quarter in the sum of $35,000 and the shares when issued also mistakenly charged to compensation as if they were additional shares issued for services. The restatement of the financial statements for the quarter ended September 30, 2007 corrects the handling of these options. In this press release, the Company urged the marketplace not to rely on its previously filed financial statements for the quarter ended September 30, 2007 until such amended report is filed with the SEC.

The errors in the first quarter fiscal 2008 financial statements discussed above were discovered in the process of the Company’s preparation of the subject Quarterly Report. The Company, under the supervision of its Audit Committee and with the assistance of independent counsel which, in turn, is assisted by an independent accounting expert, immediately commenced an inquiry into the circumstances relating to the foregoing errors to assure that there are no other financial reporting or disclosure controls and procedures items that may be of concern. While the Audit Committee’s investigation has now concluded that no other adjustments to the fiscal 2007 and interim 2008 financial statements appear necessary, it is continuing to investigate the circumstances relating to the foregoing errors in order to assess what changes, if any, are needed to the Company’s financial reporting or disclosure controls and procedures.

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

Except as set forth above, no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

The following information is given with regard to unregistered securities sold by the Company during the the three-month period ended December 31, 2007, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Date	Title	Shares Issued	Persons	Cash or Non Cash Consideration
10/01/07	Common	200,000	Honeybee Internbational LLC	Private sale at $0.50 per share issued pursuant to Section 4(2)
10/02/07	Common	20,000	Leo and Phyllis Fierman	Private sale at $0.50 per share issued pursuant to Section 4(2)
10/05/07	Common	20,000	Mitchell and Robin Sherman	Private sale at $0.50 per share issued pursuant to Section 4(2)
10/30/07	Common	10,000	James Kirkpatrick	Private sale at $0.50 per share issued pursuant to Section 4(2)
11/07/07	Common	16,000	Thomas R. Bourgault	Private sale at $0.50 per share issued pursuant to Section 4(2)
11/07/07	Common	10,000	Robert Bruzzi	Private sale at $0.50 per share issued pursuant to Section 4(2)
11/07/07	Common	10,000	Janet and Walter Bourgault	Private sale at $0.50 per share issued pursuant to Section 4(2)
11/07/07	Common	10,000	Kim Seskin	Private sale at $0.50 per share issued pursuant to Section 4(2)
10/01/07	Common	10,000	Jean Hobeich	Services valued at $5,000 issued pursuant to Section 4(2)

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Veracity Management Global, Inc. Audit Committee Charter, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael Rideman Michael Rideman CEO Dated: February 14, 2008 /s/ Richard Grassano, CFO Richard Grassano CFO Dated: February 14, 2008

VERACITY MANAGEMENT GLOBAL, INC.
Consolidated Balance Sheets Back to Table of Contents
As of December 31, 2007 (Unaudited) and June 30, 2007
	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash	$189,231	$19,760
Accounts receivable	447,278	391,729
Prepaid expenses	21,422	-
Total current assets	657,931	411,489

Property and equipment, net of depreciation of $4,077 and $2,979	6,140	7,239
Goodwill	150,000	-
Other assets, net of amortization of $1,979 and $0	33,644	-
Total assets	$847,715	$418,728

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$54,089	$85,166
Accrued interest	5,493	1,139
Line of credit payable	531,122	131,350
Total current liabilities	$590,704	$217,655

Long-term liabilities
Credit facility	203,509	-
Loan payable - stockholders	79,772	14,965
Notes payable - stockholders	39,798	182,209
Total long-term liabilities	323,079	197,174

Total liabilities	913,783	414,829

Stockholders' equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.001 par value, 3,500,000,000 shares authorized:
33,654,262 and 36,805,895 shares issued and outstanding
at December 31, 2007 and June 30, 2007, respectively	33,653	36,806
Additional paid-in capital	3,018,060	2,502,128
Accumulated deficit	(3,117,781	(2,535,035)
Total stockholders' equity	(66,068)	3,899
Total liabilities and stockholders' equity	$847,715	$418,728

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended December 31, 2007 and 2006 (Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Revenues	$661,490	$380,364	$1,111,325	$652,257

Cost of services	415,030	125,717	767,617	263,488
Gross profit	246,460	254,647	343,708	388,769

Expenses
Administrative expenses	171,467	303,100	288,934	2,077,577
General expenses	119,709	-	310,234	-
Selling expenses	150,527	-	329,275	-
Depreciation and amortization	2,528	548	3,077	1,098
Total expenses	444,233	303,649	931,520	2,078,675

Other income	206	-	39,837	-
Total other income	206	-	39,837	-

Other expenses	19,317	-	19,317	-
Interest expense	4,662	7,825	15,454	25,970
Total other expenses	23,979	7,825	34,771	25,970

Net loss	$(221,546)	$(56,827)	$(582,746)	$(1,715,876)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.06)

Weighted average shares	33,294,818	30,489,637	33,061,047	30,489,637

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit) Back to Table of Contents
For the Period From Inception (December 2, 2005) Through December 31, 2007 (Unaudited)

			Additional
	Common Stock, $0.001 par value		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Shares Issued at Inception	18,642,685	$18,643	$48,346	$-	$66,989
Shares issued for cash	200,000	200	99,800	-	100,000
Effect of beneficial conversion feature	-	-	48,812	-	48,812
Shares issued for services	205,000	205	79,745	-	79,950
Net loss	-	-	-	(437,435)	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	(141,684)

Recap shares old Kirshner	899,860	900	(893)	-	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	25,810
Shares issued for cash	930,735	930	473,070	-	474,000
Shares issued for services	13,392,262	12,393	1,630,512	-	1,642,905
Net loss	-	-	-	(1,997,139)	(1,997,139)
Balance at June 30, 2007	36,805,895	36,806	2,502,128	(2,535,035)	3,899

Shares issued for cash	846,000	846	417,154	-	418,000
Options exercised for expenses	1,000,000	1,000	34,000	-	35,000
Shares issued for services	191,667	191	97,259	-	97,450
Cancellation of shares	(5,189,300)	(5,190)	(32,481)	-	(37,671)
Net loss	-	-	-	(582,746)	(582,746)
Balance at December 31, 2007	33,654,262	$33,653	$3,018,060	$(3,117,781)	$(66,068)

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31, 2007 and 2006

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2007	December 31, 2006

Cash flows from operating activities:
Net loss	$(582,746)	$(1,715,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services and compensation	97,449	1,345,904
Shares canelled and returned	(37,671)	-
Amortization and beneficial conversion feature	-	16,798
Depreciation and amortization	3,077	1,098
Changes in operating assets and liabilities:
Accounts receivable	(55,549)	(156,444)
Prepaid expenses	(21,422)	(31,497)
Accounts payable and accrued expenses	(31,076)	(110,889)
Accrued interest	4,354	-
Deferred revenue	-	92,000
Other assets	(35,622)	-
Net cash used in operating activities	(659,206)	(337,128)

Cash flow from investing activities:
Contingent payment from business combination	(150,000)	84,580
Net cash provided by (used in) investing activities	(150,000)	84,580

Cash flows from financing activities:
Proceeds from credit facility, net	203,509	-
Exercise of stock options	35,000	-
Borrowings from stockholders	67,807	10,000
Repayments of loans to stockholders	(145,411)	-
Proceeds from line of credit	399,772	-
Proceeds from sale of common stock	418,000	319,000
Net cash provided by financing activities	978,677	329,000

Net increase (decrease) in cash	169,471	76,452
Cash - beginning of period	19,760	47,750
Cash - end of period	$189,231	$124,202

Supplemental cash flow information
Cash paid for:
Interest	$15,454	$25,970
Income taxes	$-	$-

Non-cash investing and financing activities
Shares for services and compensation	$97,449	$1,345,904

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at December 31, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-KSB. In management’s opinion, these interim consolidated and unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended December 31, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Consolidation and Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the December 31, 2007 presentation. On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

The consolidated statements of operations show the effect of a reclassification of certain labor and direct costs from Cost of Services to Administrative, General and Selling expenses. This was reclassified to disclose a more accurate allocation of those costs not directly associated with delivery of the company’s services to its clients.

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 3,117,781 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2007, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

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

During the six months ended December 31, 2007, VCMG sold 864,000 shares under a private placement memorandum for $418,000. There were no warrants granted with this placement.

There were no registration rights penalties that would be consider un-economic in any of the private placements.

During the six months ended December 31, 2007 stock issued for services representing 191,667 shares were authorized and granted. VCMG has recorded $97,450 of general and administrative expense representing the fair market value of the stock issued on the measurement date based upon the closing quoted market price of VCMG’s common stock. During this same period a consultant exercised his option of 1,000,000 shares of VCMG common stock. This consultant paid expenses on behalf of VCMG as their exercise price in amount equal to $35,000. This expense paid on behalf of VCMG is included in general and administrative expense.

On July 31, 2007, the Company’s Board of Directors authorized the cancellation of approximately 5,200,000 shares of common stock for lack of consideration. These shares were previously accounted for as shares issued for services. The statement of operations for the six month period ended December 31, 2007 includes a reduction of general and administrative expense by the original fair market value of the stock cancelled of $37,671. This stock was returned to VCMG.

NOTE 4 – NOTES PAYABLE-STOCKHOLDERS

On various dates in fiscal 2006 and 2007, two stockholders lent the Company approximately $250,000, evidenced by promissory notes bearing an interest rate of Prime plus 2.00% (9.25% at December 31, 2007) and due on May 31, 2009. In addition the notes are convertible to common stock at any time at a conversion rate of $0.511 cents per share. In addition, 200,000 Warrants have been granted at an exercise price of $1.00 per share exercisable for 60 months from the date of the notes.

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

On June 1, 2007 the existing stockholder notes payable were refinanced; new notes of approximately $182,000 (representing unpaid principal and accrued interest as of the refinance date) were issued; the interest rate and maturity dates remain the same. The new notes do not provide a conversion feature; there is no remaining discount at December 31, 2007 as the remaining discount has been expensed as a component of interest expense during the 12 month period ended June 30, 2007. All of the notes are considered long term as principal payments are not due during the next 12 months. The remaining balance at December 31, 2007 was $39,798. In addition the same shareholders advanced other loans to the Company. The balance due these shareholders at December 31, 2007 was $79,772.

NOTE 5 – CREDIT FACILITY

In December 2006, the Company entered into a secured $100,000 credit facility with a bank to finance working capital. In May 2007 the secured facility was increased to $200,000. The loans under this facility bear interest at a rate of 9.25 % and are secured by certificates of deposit owned by an entity controlled by the CEO and his wife. Interest payments are made on a monthly basis; principal is due at maturity – May 8, 2008. In July 2007 the facility was increased again to $400,000; $200,000 is secured and $200,000 is unsecured. The maturity date was extended to July 23, 2008, all other terms remain the same. The balance at December 31, 2007 was $203,509.

In September 2007, the Company entered into a second secured $100,000 credit facility with a bank to finance working capital. This facility bears interest at a rate of 10.25 % and is secured by a certificate of deposit owned by the company. The balance of these existing credit facilities at December 31, 2007 was $397,710 and $93,725 respectively. In addition the Company owed credit cards $39,697. This totaled $531,132. The balance at June 30, 2007 was $131,350 and 0, respectively.

On December 4, 2007, the Veracity Management Group, Inc. our wholly owned subsidiary entered into an agreement with Greenfield Commercial Credit, LLC to borrow up to $ 1,000,000 at a variable rate of interest 1% above the Prime Rate, with an unlimited and unconditional guarantee by Veracity Management Global, Inc. and a Validity Guarantee by two of the members of the Board of Directors. This line allows immediate funding of 85% of eligible accounts receivable up to the total line of credit and is for a duration of 18 months. The balance due at December 31, 2007 to Greenfield Commercial Credit, LLC was $203,509, net of deferred financing costs of $35,622; the balance at June 30, 2007 was $0. The deferred financing costs are being amortized using the effective interest method over the life of the credit facility which is 18 months. Amortization of these deferred costs were $1,979 and $0 for the six month period ended December 31, 2007 & 2006, respectively.

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

	Warrants	Weighted Average
	Issued *	Exercise Price
Balance as of June 30, 2006	1,300,000	$1.00
Granted	0	$1.00
Forfeited	0
Exercised	1,000,000
Balance as of December 31, 2007	2,919,000	$1.00
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

Since the above transactions took place on July 1, 2006 the first day of fiscal 2007, the financial results presented for the 12 month period ended June 30, 2007 and six-month period ended December 31, 2007 would not differ had the transaction occurred at an earlier date.