Form 10QSB
period 2008-03-31
Veracity Management Global, Inc.
filed 2008-05-15
CIK 1391750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Registrant’s Telephone Number, Including Area Code: (305) 728-1359

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

On May 9, 2008, the Registrant had 33,742,446 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERACITY MANAGEMENT GLOBAL, INC.

Consolidated Balance Sheets

As of March 31, 2008 (Unaudited) and June 30, 2007

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash	$118,591	$19,760
Accounts receivable, restricted	515,847	391,729
Prepaid expenses	—	—

Total current assets	634,438	411,489

Property and equipment, net of accumulated depreciation of $4,626 and $2,979	5,591	7,239
Goodwill	150,000	—
Other assets, net of accumulated amortization of $7,916 and $0	27,707	—

Total assets	$817,736	$418,728

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$78,906	$85,166
Accrued interest	6,764	1,139
Line of credit payable, net of discount of $7,916 and $0	545,060	131,350

Total current liabilities	630,730	217,655

Long-term liabilities
Credit facility	327,238	—
Loans payable – stockholders	189,772	14,965
Notes payable – stockholders	59,798	182,209

Total long-term liabilities	576,808	197,174

Total liabilities	1,207,538	414,829

Stockholders’ equity (deficit) :
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 3,500,000,000 shares authorized: 33,742,446 and 36,805,895 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	33,741	36,806
Additional paid-in capital	3,058,890	2,502,128
Accumulated deficit	(3,482,433)	(2,535,035)

Total stockholders’ equity (deficit)	(389,802)	3,899

Total liabilities and stockholders’ equity (deficit)	$817,736	$418,728

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2008 and 2007 (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Nine Months Ended March 31, 2008	For the Nine Months Ended March 31, 2007
Revenues	$578,759	$411,582	$1,690,083	$1,063,838
Cost of services	357,898	102,765	1,125,515	366,254

Gross profit	220,861	308,817	564,568	697,584
Expenses
Administrative expenses	189,247	20,137	478,185	43,258
General expenses	224,728	446,053	554,279	2,411,596
Selling expenses	160,489	102,281	489,764	196,184
Depreciation and amortization	6,486	529	9,563	1,626

Total expenses	580,950	572,000	1,531,791	2,652,664

Other income	15,905	599	55,743	2,590

Total other income	15,905	599	55,743	2,590

Interest expense	20,466	4,575	35,919	30,548

Total other expenses	20,466	4,575	35,919	30,548

Net loss	$(364,650)	$(267,159)	$(947,399)	$(1,983,035)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Weighted average shares	33,209,950	36,240,312	34,237,928	35,924,979

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period From Inception (December 2, 2005) Through March 31, 2008 (Unaudited)

	Common Stock, Shares	$0.001 par value Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Shares Issued at Inception	18,642,685	$18,643	$48,346	$—	$66,989
Shares issued for cash	200,000	200	99,800	—	100,000
Effect of beneficial conversion feature	—	—	48,812	—	48,812
Shares issued for services	205,000	205	79,745	—	79,950
Net loss	—	—	—	(437,435)	(437,435)

Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	(141,684)

Recap shares old Kirshner	899,860	900	(893)	—	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	25,810
Shares issued for cash	930,735	930	473,070	—	474,000
Shares issued for services	13,392,262	12,393	1,630,512	—	1,642,905
Net loss	—	—	—	(1,997,139)	(1,997,139)

Balance at June 30, 2007	36,805,895	36,806	2,502,128	(2,535,035)	3,899

Shares issued for cash	922,000	932	455,068	—	456,000
Options exercised for expenses	1,000,000	1,000	34,000	—	35,000
Shares issued for services	191,667	192	97,258	—	97,450
Cancellation of shares	(5,187,116)	(5,189))	(29,564)	—	(34,753)
Net loss	—	—	—	(947,399)	(947,399)

Balance at March 31, 2008	33,732,446	$33,741	$3,058,890	$(3,482,433)	$(389,302)

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended March 31, 2008 and 2007

	For the Nine Months Ended Match 31, 2008	For the Nine Months Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(947,399)	$(1,983,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services and compensation	97,450	1,616,187
Shares cancelled and returned	(34,753)	—
Amortization and beneficial conversion feature	—	17,412
Depreciation and amortization	9,563	1,626
Changes in operating assets and liabilities:
Accounts receivable	(124,117)	(262,536)
Prepaid expenses	—	1,004
Accounts payable and accrued expenses	(5,352)	50,294
Accrued interest	5,624	12,711
Other assets	(35,623)	—

Net cash used in operating activities	(1,034,606)	(546,337)

Cash flow from investing activities:
Contingent payment from business combination	(150,000)	84,580

Net cash provided by (used in) investing activities	(150,000)	84,580

Cash flows from financing activities:
Proceeds from credit facility, net	327,238	—
Exercise of stock options	35,000	—
Borrowings from stockholders	210,000	10,000
Repayments of loans to stockholders	(157,604)	—
Proceeds from line of credit	412,803	—
Proceeds from sale of common stock	456,000	419,000

Net cash provided by financing activities	1,283,437	429,000

Net increase (decrease) in cash	98,831	(32,757)
Cash - beginning of period	19,760	47,750

Cash - end of period	$118,591	$14,993

Supplemental cash flow information
Cash paid for:
Interest	$11,261	$991

Income taxes	$—	$—

Non-cash investing and financing activities
Shares for services and compensation	$5,773	$680,701

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of Veracity Management Global, Inc (the “Company”, “VCMG”) at March 31, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-KSB. In management’s opinion, these interim consolidated and unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended March 31, 2008 are not necessarily indicative of the results which can be expected for the entire year.

Consolidation and Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the March 31, 2008 presentation. On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $3,482,433 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2008, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK TRANSACTIONS

On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

During the year ended June 30, 2007, VCMG sold 930,735 shares and 319,000 warrants under private placement memorandums for $474,000. The warrants have an exercise price of $1.00 per share and expire in five years from the date of issuance. Using the black-scholes pricing model VCMG estimated the relative fair value of the warrants to be $314,215. Prior to July 1, 2006, Secured Financial Data (See Note 7) sold certain units which contained 100,000 warrants to purchase common stock at an exercise price of $1.00 per share exercisable for five years from the date of issue.

During the nine months ended March 31, 2008, VCMG sold 922,000 shares under a private placement memorandum for $456,000. There were no warrants granted with this placement.

There were no registration rights penalties that would be consider un-economic in any of the private placements.

During the nine months ended March 31, 2008 stock issued for services representing 191,667 shares were authorized and granted. VCMG has recorded $97,450 of general and administrative expense representing the fair market value of the stock issued on the measurement date based upon the closing quoted market price of VCMG’s common stock. During this same period a consultant exercised his option of 1,000,000 shares of VCMG common stock. This consultant paid expenses on behalf of VCMG as their exercise price in amount equal to $35,000. This expense paid on behalf of VCMG is included in general and administrative expense.

On July 31, 2007, the Company’s Board of Directors authorized the cancellation of approximately 5,200,000 shares of common stock for lack of consideration. These shares were previously accounted for as shares issued for services. The statement of operations for the nine month period ended March 31, 2008 includes a reduction of general and administrative expense by the original fair market value of the stock cancelled of $37,671. This stock was returned to VCMG.

NOTE 4 – NOTES PAYABLE-STOCKHOLDERS

On various dates in fiscal 2006 and 2007, two stockholders lent the Company approximately $250,000, evidenced by promissory notes bearing an interest rate of Prime plus 2.00% (7.25% at March 31, 2008) and due on May 31, 2009. In addition the notes are convertible to common stock at any time at a conversion rate of $0.511 cents per share. In addition, 200,000 warrants have been granted at an exercise price of $1.00 per share exercisable for 60 months from the date of the notes.

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

On June 1, 2007 the existing stockholder notes payable were refinanced; new notes of approximately $182,000 (representing unpaid principal and accrued interest as of the refinance date) were issued; the interest rate and maturity dates remain the same. The new notes do not provide a conversion feature; there is no remaining discount at March 31, 2008 as the remaining discount has been expensed as a component of interest expense during the 12 month period ended June 30, 2007. All of the notes are considered long term as principal payments are not due during the next 12 months. The remaining balance at March 31, 2008 was $59,798. In addition the same shareholders advanced other loans to the Company. The balance due these shareholders at March 31, 2008 was $189,772.

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

In September 2007, the Company entered into a second secured $100,000 credit facility with a bank to finance working capital. This facility bears interest at a rate of 10.25 % and is secured by a certificate of deposit owned by the company’s founder.

The balance of these existing credit facilities at March 31, 2008 was $397,710 and $93,725 respectively. In addition the Company owed credit cards $53,625. This totaled $545,060. The balance at June 30, 2007 was $131,350 and 0, respectively.

On December 4, 2007, the Veracity Management Group, Inc. our wholly owned subsidiary entered into an agreement with Greenfield Commercial Credit, LLC to borrow up to $ 1,000,000 at a variable rate of interest 1% above the Prime Rate, with an unlimited and unconditional guarantee by Veracity Management Global, Inc. and a Validity Guarantee by two of the members of the Board of Directors. This line allows immediate funding of 85% of eligible accounts receivable up to the total line of credit and is for a duration of 18 months. The balance due at March 31, 2008 to Greenfield Commercial Credit, LLC was $327,238, net of deferred financing costs of $35,622; the balance at June 30, 2007 was $0. The deferred financing costs are being amortized using the effective interest method over the life of the credit facility which is 18 months. Amortization of these deferred costs were $7,916 and $0 for the nine month period ended March 31, 2008 & 2007, respectively.

NOTE 6 – STOCK BASED COMPENSATION

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

	Warrants Issued *	Weighted Average Exercise Price
Balance as of June 30, 2006	1,300,000	$1.00
Granted	0	$1.00
Forfeited	0
Exercised	1,000,000
Balance as of March 31, 2008	2,919,000	$1.00

*	Adjusted to reflect the reverse stock split discussed in note 3. Does not include the effect of the 1,000,000 options whose exercise price is a discount to VCMG’s stock as discussed above.

NOTE 7 – BUSINESS COMBINATION

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

Subsequent to the merger during the nine month period needed March 31, 2008, the contingent consideration previously of which the likelihood of payments was previously considered remote was paid in the amount of $150,000. This additional payment pursuant to FASB statement number 141 has been accounted for as goodwill related to the business combination and will be tested for impairment on an annual basis.

Since the above transactions took place on July 1, 2006 the first day of fiscal 2007, the financial results presented for the 12 month period ended June 30, 2007 and the nine-month period ended March 31, 2008 would not differ had the transaction occurred at an earlier date.

NOTE 8 – ACCOUNTS RECEIVABLE - RESTRICTED

A portion of our accounts receivable are restricted as to their use as part of the debt agreement in Note 5. We may not be fully entitled to the use of these funds when paid as our cash receipts are subject to potential line of credit reductions as part of our new credit agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

Some of the statements contained in this quarterly report of Veracity Management Global, Inc., a Delaware corporation (hereinafterreferred to as “we”, “us”, “our”, “Company” and the “Registrant”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General

The Registrant acquired its operating subsidiaries Veracity Management Group, a Florida corporation (“VMG”) and Secured Financial Data Inc., a Florida corporation (“SFD”) effective on July 1, 2006. Prior to the acquisition of its operating subsidiaries, during the period from May 2002 until the acquisition of its operating subsidiaries on July 1, 2006, the Registrant had only limited business operations.

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

Our firm specializes in the transformation and alignment of business process automation and its supporting service business units. We assist our clients in standardizing their general computer based control processes through the implementation of appropriate monitoring mechanisms into everyday IT activities. We use industry recognized best practices like COBIT, COSO, ITIL, PMI and Balance Scorecard. The use of these best practices not only insures an organization’s compliance and “best in class” operations, but provides the framework for subsequent outsourcing of non-strategic services. In addition, we help our client establish an effective sustained compliance program through the automation of controls and their documentation repository. Using our expertise, we have successfully completed numerous Sarbanes-Oxley projects for customers in diverse industries. Having worked with many accounting firms responsible for SOX audits, we can provide tailored methodologies that meet business in specific vertical’s such as Financial Services Institutions, Healthcare, and Manufacturing and Distribution.

Our regulatory compliance services focus on primary areas, including project management, infrastructure implementation and documentation and testing support. We customize the scope of our services based on our client’s needs.

To help with companies or organizations initiative to meet regulatory requirements, we perform a gap analysis by performing a trial audit of the client’s existing controls and document the findings. We coordinate with internal and external auditors to ensure all open or hidden issues are properly identified and accounted for. Using our approved findings, we leverage industry best practice operational models and methods to fill any gaps and revise all existing business documentation. We then use the newly developed operational model and execution plan to remediate the clients existing environment identifying each relevant key controls as a testing point. Finally, we liaison with internal and external auditors as needed.

Our SOX Compliance Process

At the beginning of each compliance project, we meet with our client to define primary goals and objectives as well as additional opportunities that may present additional business benefits. Based on our findings, we will create a phased plan for implementing a compliance and process improvement program in collaboration with all key members in our client’s organization.

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

Gramm-Leach-Bliley Act Compliance Consulting Services

The Financial Modernization Act of 1999, also known as the “Gramm-Leach-Bliley Act” or GLB Act, includes provisions to protect consumers’ personal financial information held by financial institutions. There are three principal parts to the privacy requirements: the Financial Privacy Rule, Safeguards Rule and pretexting provisions.

The GLB Act gives authority to eight federal agencies and the states to administer and enforce the Financial Privacy Rule and the Safeguards Rule. These two regulations apply to “financial institutions,” which include not only banks, securities firms, and insurance companies, but also companies providing many other types of financial products and services to consumers. Among these services are lending, brokering or servicing any type of consumer loan, transferring or safeguarding money, preparing individual tax returns, providing financial advice or credit counseling, providing residential real estate settlement services, collecting consumer debts and an array of other activities. Such non-traditional “financial institutions” are regulated by the Federal Trade Commission (“FTC”). The FTC is one of eight federal agencies that, along with the states, are responsible for developing a consistent regulatory framework to administer and enforce the Financial Privacy Rule.

The Financial Privacy Rule governs the collection and disclosure of customers’ personal financial information by financial institutions. It also applies to companies, whether or not they are financial institutions, who receive such information. The Financial Privacy Rule requires financial institutions to give their customers privacy notices that explain the financial institution’s information collection and sharing practices. In turn, customers have the right to limit some sharing of their information. Also, financial institutions and other companies that receive personal financial information from a financial institution may be limited in their ability to use that information.

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

The Pretexting provisions of the GLB Act protect consumers from individuals and companies that obtain their personal financial information under false pretenses, a practice known as “pretexting.” Pretexting occurs when someone tries to gain access to personal nonpublic information without proper authority to do so. This may entail requesting private information while impersonating the account holder, by phone, by mail, by email, or even by “phishing” (i.e., using a “phony” website or email to collect data). The GLB Act has provisions that require the financial institution to take all precautions necessary to protect and defend the consumer and associated nonpublic information.

Financial Institutions

The GLB Act applies to “financial institutions” which is defined as entities that offer financial products or services to individuals, such as loans, financial or investment advice, or insurance, among others. The FTC has authority to enforce the law with respect to “financial institutions” that are not covered by the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state insurance authorities. Among the institutions that fall under FTC jurisdiction for purposes of the GLB Act are non-bank mortgage lenders, loan brokers, some financial or investment advisers, tax preparers, providers of real estate settlement services, and debt collectors. At the same time, the FTC’s regulation applies only to companies that are “significantly engaged” in such financial activities.

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

VMG works from a results oriented solutions provider. Our solutions are developed from detailed root cause business and operational analysis. Our process is to develop measurable value based, O perational and R evenue B ased S trategic (ORBS) solutions. Our ORBS wholly encapsulate all solution dependencies, thereby reducing assumptions, failures and rework. The ORBS methodology leverages best practices such as the Project Management Institute’s PMIBOK framework and The Balance Scorecard.

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

Transformation Services

Our firm specializes in assisting companies change. These changes many come about as part of a business climate change, where the methods and practices previously used are no longer valid. Many times our clients are not sure what is not working, they just know they are either losing opportunities or have over built their operations through years of patch work resulting in non-scalable and costly infrastructure. Other times opportunities come in forms of acquisitions, merger, etc. Other times brand new business lines are developed, but all in all change is occurring at all levels of the organization and the organization is built to conduct the daily business at hand not retools and reshape themselves. This is where a firm like Veracity Management Group can provide enormous value. Veracity Management Group has developed a three step process that involves identification, change modeling and remediation.

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

Leverage our client relationships by:

•	developing new client relationships through referrals;

•	developing additional services for existing and potential clients; and

•	entering into joint ventures for particular markets that may develop for our services.

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

Results of Operations For the Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

The following is derived from, and should be read in conjunction with, our consolidated financial statements, and related notes, as of and contained in Form 10-KSB for the year ended June 30, 2007 The Registrant generates revenues from its present operations based on hourly rates and fixed rates. Our fixed-rate contracts involve an engagement retainer and typically provide for monthly fees. Our hourly-rate contracts are billed either weekly, semi weekly or monthly.

Revenues. We generated revenues to $578,759 during the three-month period ended March 31, 2008 as compared to $411,582 during the same period in the prior year or an increase of $167,177, or 40.6%. The increase in revenues was mainly attributable to new clients and contracts. We anticipate continued growth in our current service offerings based on new and existing clients, as well as the development of new complementary service offerings arising from our considerable project portfolio.

Cost of Services. Cost of services for the three-month periods ended March 31, 2008 and 2007 were $357,898 and $102,765, respectively. Our cost of services consists mainly of labor costs for project consultants and information technology professionals.

Administrative, General and Selling Expenses; Overview. Our systems and procedures for the three months ended March 31, 2007 were not detailed enough to reflect an accurate separation in Administrative, General and Selling expenses, Those expenses combined to total $ 571,471. This compared to $ 574,464 for the three months ended March 31, 2008. The same analysis for the nine-month periods ended March 31, 2007 to March 31, 2008 discloses a reduction of these combined expenses of $1,128,810.

Administrative Expenses: Our administrative expenses totaled $189,247 and $478,185 during the three-month and nine-month periods ended March 31, 2008. The increase in the three-month period is primarily attributed to an expansion of administrative personnel to facilitate our growth.

General Expenses. General expenses were $224,728 and $554,279 during the three-month and nine-month periods ended March 31, 2008 These expenses included payments for rent, common stock issued for services, outside professional fees including audits and accounting reviews of the company insurance and employee expense reimbursements. Our audit and outside accounting fees have been reduced significantly in the current fiscal year due to a reduced work load and the fact that the initial securities filings occurred in the prior fiscal year. We also utilize all available technologies such as conference calling, virtual offices and other economies to reduce company overhead and local travel to meetings. Our internal accounting function is scalable and includes the use of internet based solutions for instant communication between staff and outside professionals. The nine-month period ended March 31, 2007 showed shares issued for service of $2,411,596. The Company may continue to issue shares of common stock from time to time in lieu of cash for services provided to the Company until the Company generates sufficient positive cash flow from operations.

Selling expenses: Our selling expenses during the three-month and nine month period ended March 31, 2007 were $160,489 and $489,764 a slight increase during the current three-month period. Selling expenses include advertising and promotion, commissions and referral fees paid and investments in presenting training seminars and participation in professional organizations and technical societies. We have also invested in increased staff to broaden our marketing and selling efforts in the current fiscal year. We expect continued increases in selling expenses related to increasing revenues from current service offerings. We also believe that additional selling expenses will be incurred as we develop new synergistic business opportunities and expand into new markets.

Net Loss. We incurred a net loss of $364,650 during the three-month period ended March 31, 2008, compared to a net loss of $267,159 during the three-month period ended March 31, 2007, representing an increase of $97,491, or 36.5%. This increase was primarily due to the previously discussed expansion of the administrative and selling staffs and the addition of the Technology Staffing Division in the three-month period ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had current assets of $634,438 consisting of mainly of cash and accounts receivable compared to current assets of $411,489 at June 30, 2007. This increase can be attributed to both company growth and the addition of a credit facility that immediately funds billings and they are issued to the customers. At March 31, 2008 and June 30, 2007, we had total assets of $817,736 and $418,728, respectively. This increase in total assets can be attributed to company growth. We had total current liabilities of $630,730 at March 31, 2008 compared to $217,655 at June 30, 2007. As of March 31, 2008, our current liabilities were principally composed of $78,906 in accounts payable and accrued expenses, $6,764 in accrued interest and $545,060 under lines of credit. We had long-term liabilities of $576,808 as of March 31, 2008 compared to $197,174 at June 30, 2007. As of March 31, 2008, these liabilities consist of a credit facility of $327,238, $189,772 in loan payable stockholders and stockholder notes payable of $59,798. We had total liabilities of $1,1207,538 as of March 31, 2008 compared to $414,829 as of June 30, 2007.

We had working capital of $3,708 at March 31, 2008. Net cash used in operations during the nine-month period ended March 31, 2008 was $1,034,606. For the nine-month period ended March 31, 2008 the increase of net cash used in operations was attributable to our net loss of $947,399 and an increase in accounts receivable of $124,117.

The Company’s financing activities consist mainly of issuance of debt and equity instruments. During the nine-month period ended March 31, 2008, financing activates provided $1,283,437 compared to $429,000 during the same nine-month period in the prior year. The Company utilized $327,238 under its new credit facility as described in Note 5, received proceeds of $456,000 through the issuance of restricted stock and received net proceeds of $52,396 from stockholders loans. We also received $412,803 from our existing lines of credit.

We believe that despite funding provided under our bank line-of-credit and funding available from our management, we may need additional funding to execute our planned expansion of our sales and marketing efforts. As of March 31, 2008, shareholders have loaned the Company $59,798 at 10.25% due on May 31, 2009, and advanced another $189,772 in temporary loans. We have no written funding commitment from management and affiliated parties.

There are no limitations in the Company’s articles of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of restricted common stock. The Company’s believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Plan of Current and Future Financing of Our Operations for the year 2008

During the nine months ended March 31, 2008, the Company incurred a loss of $944,399, which was primarily due to non-cash compensation of $97,449 represented by stock issued for consulting and other services. At March 31, 2008 the Company had cash of $118,591. We had an accumulated deficit of $3,482,433, at March 31, 2008. We have incurred negative cash flow from operations of $1,034,606 during the nine-month period ended March 31, 2008.

The Company principally funded its negative cash flow from operations during the nine months ended March 31, 2008 through the sale of restricted stock which generated proceeds of $418,000 and by utilizing and expanding our lines of credit.

On December 4, 2007 Veracity Management Group, Inc our wholly owned subsidiary entered into an agreement with Greenfield Commercial Credit LLC to borrow up to $ 1,000,000 at a variable rate of interest 1% above the Prime Rate, with an unlimited and unconditional guarantee by Veracity Management Global, Inc and a Validity Guarantee by two of the members of the Board of Directors. This line allows immediate funding of 85% of eligible accounts receivable up to the total line of credit and is for a duration of 18 months. The balance due at March 31, 2008 to Greenfield Commercial Credit LLC was $327,238.

We have financed our operations primarily through outside and related party debt financing and the issuance of restricted stock. Our continued operations will depend on whether we are able to continue to raise additional funds through various potential sources, such as equity and debt financing, including the sale of additional equity and receipt of additional debt financing. We do not have any agreements with our management to continue to loan monies to the Company. Additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs during the next twelve months or in the long term.

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

As of December 31, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and As of March 31, 2008 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as set forth in the Company’s annual report, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial conditions.

ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold by the Company during the three-month period ended March 31, 2008, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Date	Title	Shares Issued	Persons	Cash or Non Cash Consideration
01/11/08	Common	36,000	Selig	Private sale at $0.50 per share issued pursuant to Section 4(2)
01/15/08	Common	50,000	Gilmore	Private sale at $0.50 per share issued pursuant to Section 4(2)
10/30/07	Common	10,000	James Kirkpatrick	Private sale at $0.50 per share issued pursuant to Section 4(2)

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein.

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ronald Rideman
Ronald Rideman
CEO
Dated: May 15, 2008

/s/ Ronald Rideman
Ronald Rideman
Acting CFO
Dated: May 15, 2008