Form 10-K
period 2008-06-30
Veracity Management Global, Inc.
filed 2009-01-13
CIK 1391750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number0-52493

VERACITY MANAGEMENT GLOBAL, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

7682 N Federal Highway #1
Boca Raton, FL 33487	33134
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (561)998-8425

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

On January 2, 2009, the aggregate market value of the 8,075,966 common stock held by non-affiliates of the Registrant was approximately $2,423. On January 2, 2009, the Registrant had 13,636,908 shares of common stock outstanding.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Some of the statements contained in this annual report of Veracity Management Global, Inc. (hereinafter the “Company”, “We” or the “Registrant”) discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see “Risk Factors”.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Background of the Registrant

The Registrant was incorporated in the State of Delaware on April 7, 2000 under the name Intertech Corporation and is publicly traded on the NASDAQ OTCBB under the symbol VCMG. On July 28, 2001, the Registrant acquired Wholesale Merchandisers, Inc. through a share exchange agreement and Wholesale Merchandisers, Inc. became a wholly-owned subsidiary of the Registrant. Wholesale Merchandisers’ primary asset was a technology called “Load Toter Technology”, which is a vehicle balancing bar that automatically balances as weight is applied to a vehicle. The Registrant’s wholly-owned subsidiary ceased operations in May 2002. In connection with discontinuing its former business operations the Registrant changed its name from Intertech Corporation to Kirshner International Inc. During the period from May 2002 until the Registrant’s acquisition of its operating subsidiaries, Veracity Management Group, a Florida corporation (“VMG”) and Secured Financial Data Inc., a Florida corporation (“SFD”) effective on July 1, 2006, the Registrant had only limited business operations. In January 2005 the Registrant announced its intention to develop an Internet-based broadcast channel and in June 2005 the Registrant entered into a licensing and advertising agreement with Yadio, Inc., an Internet technology and marketing firm, to operate the Registrant’s Internet broadcast website. The Registrant’s objective was to generate revenues from its broadcast channel. However, the Registrant was not successful in raising funding necessary for this project and failed to generate any revenues. It ceased its Internet broadcast business activities in the third quarter of 2005. As a result, the financial statements of the Registrant for the years ended June 30, 2007 and 2006 are not comparable. The financial statements of the Registrant for the years ended June 30, 2008 and 2007 are comparable.

Subsequent to June 30, 2008

Effective July 1, 2008 the former control persons on the parent company exercised its rights under the exchange agreement to affect the rescission on the mergers of VMG and SFD based on the non performance of the financial governance of the agreement within the two year period outlined by the agreement. There were 20,105,538 shares cancelled as part of the agreement and the operating companies, (VMG and SFD) were returned to the control persons, whom shares were cancelled, before the merger. As of July 1, 2008 the Registrant has no operating business. The business going forward is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Acquisition of Veracity Management Global, Inc and Secured Financial Data Inc.

On July 1, 2006, the Registrant entered into share exchange agreements with Secured Financial Data Inc. (“SFD”), a Florida corporation and Veracity Management Group (“VMG”), a Florida corporation, which resulted in SFD and VMG becoming wholly-owned subsidiaries of the Registrant. The Registrant issued 19,047,685 restricted shares of common stock to the shareholders of SFD and 3,535,353 restricted shares of common stock to the shareholder of VMG in exchange of 100% of the issued and outstanding shares of SFD and VMG. In connection with these acquisitions in September 2006, the Registrant changed its name to Veracity Management Global, Inc and issued 11,985,413 shares for management and consulting services valued at their fair value of $1,345,904. On July 7, 2008 effective July 1, 2008 the former control persons on the parent company exercised its rights under the exchange agreement to affect the rescission on the merger based on the non performance of the financial governance of the agreement within the two year period outlined in the agreement. There were 20,105,538 shares cancelled as part of the agreement and the operating companies, (VMG and SFD) were returned to the original shareholders before the merger. As of July 1, 2008 the Registrant has no operating business.

Our Business Consulting Operations

The Registrant for the period until July 1, 2008 operated a consulting and professional services company specialized in technology transformation, business continuity and disaster recovery planning processes and procedures. The Registrant assists corporations and organizations with the design, development and implementation of business solutions. These solutions varying from requirements based legislative regulation, such as; The Sarbanes Oxley (SOX) Act, Gramm-Leach Bliley Act (GLBA), and Health Insurance Portability and Accountability Act (HIPAA). Additionally our consulting services encompass solutions that meet our client’s strategic business needs, including organizational transformation, change management, outsourcing, software development, integration, product identification, gap analysis, configuration and installation of its related supporting infrastructure.

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

We recognize that our financial institution customers confront both internal and external risks. These risks include, but are not limited to:

•	Unauthorized access of their customers’ privacy information by someone other than the owner of the covered data and information;

•	Compromised system security as a result of system access by an unauthorized person;

•	Interception of data during transmission;

•	Loss of data integrity;

•	Physical loss of data in a disaster;

•	Errors introduced into the system;

•	Corruption of data or systems;

•	Unauthorized access of covered data and information by employees;

•	Unauthorized requests for covered data and information;

•	Unauthorized access through hardcopy files or reports; and

•	Unauthorized transfer of covered data and information through third parties.

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

Dependence on Major Customers

The Registrant has one client that accounted for 57% of its revenues during its fiscal year ended June 30, 2008 and accounted for 45% of its revenues during the fiscal year ended June 30, 2007. At present, the Company has no customers.

The Company is dependent on one major customer, Bank United FSB, which accounted for approximately 45% of our revenues for the year ended June 30, 2007 and during the fiscal year ended the revenue from Bank United accounted for 39% of its revenue. Bank United is a regional retail bank in Florida. The Company’s business and financial condition would be materially adversely affected if Bank United ceased to be a client of the Company or materially reduced the level of services provided by the Company.

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

Employees

At June 30, 2008, we had 7 full time employees; all of them remained with VGM upon the transfer under the rescission agreement. At June 30, 2007, we had 21 full-time employees and none of these employees were represented by labor unions. We also employ part-time personnel from time to time on a contract or project-specific basis. We believe current relationships with our employees are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our projects.

Environmental Laws and Regulations

We are subject to environmental laws and regulations, including those concerning emissions into the air, discharges into waterways, generation, storage, handling, treatment and disposal of hazardous materials and wastes and health and safety.

The environmental, health and safety laws and regulations to which we are subject are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs with respect to environmental compliance have not been material, and we have not incurred any material environmental liability. However, we cannot assure you that we will not incur material environmental costs or liabilities in the future. For more information on the impact of environment regulation upon our businesses, see “Risk Factors” below.

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

Current status as operating company has been changed as of July 1, 2008.

Effective July 1, 2008 the former control persons on the parent company exercised its rights under the exchange agreement to affect the rescission on the mergers of VMG and SFD based on the non performance of the financial governance of the agreement within the two year period outlined by the agreement. As of July 1, 2008 the Registrant has no operating business. The business going forward is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

We have a history of operating losses, and we may not achieve or maintain profitability in the future

We have experienced a net loss of $1,505, 435 for the fiscal year ended June 30, 2008. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2008 and 2007, respectively.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods. For example, we are required by the Sarbanes-Oxley Act of 2002 to file annual reports and quarterly reports disclosing the effectiveness of our internal controls and procedures starting with the Company’s annual report for the fiscal year ending June 30, 2007. Management’s internal control report under SOX is applicable for fiscal years beginning after December 15, 2009. Under SOX we will have our first internal control report in our annual report ending June 30, 2010. Although we believe our internal controls are operating effectively, and we have committed internal resources to ensure compliance, we cannot guarantee that we will not have any material weaknesses as reported by our auditors and such determination could materially adversely affect our business or significantly increase our costs in order to establish effective controls and procedures.

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

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	contract costs and profits and revenue recognition;

•	provisions for uncollectible receivables and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	accruals for estimated liabilities;

•	timing of the introduction of new products and services and market acceptance of the same

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

We anticipate continued growth in the future, based upon sales growth achieved in 2006 and new contracts to be completed throughout 2007, especially if our marketing efforts for compliance services is successful. We had expected the growth for fiscal to be three time the rate that we achieved. We scaled up the operates to achieve revenues in excess of three and half million dollars which would have allowed us to continue and meet the financial requirements of the exchange agreement. As a result of not making these financial requirements the recession agreement was in acted. Also we incurred larger losses due to the overhead being added without the necessary revenue to support the added overhead. This failure to effectively manage growth has a materially adverse effect on our business and results of operations.

Dependence upon one major customer

We are dependent on one major customer, a financial institution that has accounted for 57% of our revenues during the fiscal year ended June 30, 2007 and for 64.6% of our revenues during the fiscal ended June 30, 2007. While we believe that the percentage of revenues from our one major customer will continue to decline if our revenues continue to increase, there can be no assurance that our revenues will continue to increase, nor can there be any assurance that we will not continue to be dependent upon our major customer. In the event that our major customer should cease or significantly reduce its use of our services, our business and financial condition could be materially adversely effected.

Risk Factors Related to Our Common Stock

Current status as operating company has been changed as of July 1, 2008.

Effective July 1, 2008 the former control persons on the parent company exercised its rights under the exchange agreement to affect the rescission on the mergers of VMG and SFD based on the non performance of the financial governance of the agreement within the two year period outlined by the agreement. As of July 1, 2008 the Registrant has no operating business. The business going forward is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Market prices of our equity securities can fluctuate significantly

The market price of our shares of Common Stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this annual report;

•	changing demand for our products and services;

•	our results from operations;

•	general conditions in markets we operate in;

•	general conditions in the securities markets;

•

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

State blue sky registration; potential limitations on resale of our securities

The class of Common Stock registered under the Exchange Act, other than the shares of Common Stock registered for the benefit of the selling shareholder, have not been registered for resale under the Act or the “blue sky” laws of any state. Other than the selling shareholder, the holders of such shares and persons who desire to purchase them in any trading market that may exist in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the possibility that the secondary market for the Company’s securities may be a limited one.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissues exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 3,500,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001. At June 30, 2008, we had 33,742,446 shares of common stock issued and none of our preferred stock issued.

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

Compliance with penny stock rules

Our securities will initially be considered a “penny stock” as defined in the Exchange Act and the rules there under, since the price of our shares of Common Stock is less than $5. Unless our Common Stock is otherwise excluded from the definition of “penny stock,” the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Common Stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our Common Stock and could make it more difficult for investors to sell our Common Stock.

Shares eligible for future sale

As of June 30, 2008, we had 33,742,446 shares of Common Stock issued and outstanding, of which 32,890,636 shares are “restricted” as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company’s issued and outstanding Common Stock or (b) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding Common Stock are subject to Rule 144 limitations on selling.

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

In addition to other information included in this registration statement, the following factors should be considered in evaluating the Company’s business and future prospects.

ITEM 2.	DESCRIPTION OF PROPERTIES

The Registrant’s corporate office is located at 7682 North Federal Highway, Suite 1, Boca Raton, FL 33487, which space is rented for $1,104 per month. The office facilities consist of approximately 1,300 square feet of executive office space and are leased by the Registrant from an unaffiliated third party. The Registrant believes that the office facilities are sufficient for the foreseeable future.

ITEM 3.	LEGAL PROCEEDING

The Registrant’s officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended June 30, 2008, no matters were submitted to a vote of our security holders

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

Our common stock is subject to quotation on the NASDAQ OTCBB under the symbol “VCMG”. There has been no significant trading activity for approximately the past two years. The following table shows the high and low bid prices for the Company’s common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated adjusted for a 1 for 73 reverse split effective September 5, 2007. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	High	Low	High	Low	High	Low
First Quarter ended September 30,	$3.00	$0.25	$0.73	$0.00	$0.73	$0.00
Second Quarter ended December 31,	$0.55	$0.20	$3.65	$0.73	$1.46	$0.73
Third Quarter ended March 31,	$0.31	$0.04	$1.50	$0.50	$0.73	$0.73
Fourth Quarter ended June 30,	$0.05	$0.01	$0.50	$0.50	$1.46	$0.73

(b) Approximate Number of Holders of Common Stock

On June 30, 2008, there were approximately 137 shareholders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

(c) Dividends

We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

(e) Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

During the period ending June 30, 2008 there was $456,000 of capital raised by the sale of 932,000 shares of common stock.

Repurchases of Equity Securities of the Issuer

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

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

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

The Registrant acquired its operating subsidiaries VMG and SFD on July 1, 2006. Prior to the acquisition of its operating subsidiaries, the Registrant was a non-operating company. As a result, the financial statement of the Registrant for 2008 and 2007 are comparable.

The Company generates revenues based on hourly rates and fixed rates. Our fixed-rate contracts involve an engagement retainer and typically provide for monthly fees. Our hourly-rate contracts are billed monthly.

Results of Operations For the Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007.

The following results of operations are not expected to be the trend in the future due to the recession of VMG and SFD as of July 8, 2008.

The following is derived from, and should be read in conjunction with, our audited consolidated financial statements, and related notes, as of and for the years ended June 30, 2008 and 2007.

Revenues. We generated revenues to $1,973,739 during the year ended June 30, 2008 as compared to $1,676,283 during 2007. The increase in revenues was mainly attributable due to the acquisition of VMG and SFD, which became wholly-owned subsidiaries and the continued growth of those respective subsidiaries. Revenues during the year ended June 30, 2008 increased by approximately 17.75% as compared to revenues for the year ended June 30, 2007. We anticipate continued growth in our current service offerings to new and existing clients, as well as the development of new complementary service offerings arising from our considerable project portfolio.

Cost of Services. Cost of services for the year ended June 30, 2008 were $1,505,522 as compared to $1,050,504 during 2007. Our cost of services consists mainly of labor costs for project consultants and information technology professionals.

Administrative Expenses: Our administrative expenses increased from $239,451 in 2007 to $535,442 in 2008. The increase is primarily attributed to an expansion of administrative personnel to facilitate future growth.

General Expenses. General expenses were $831,202 and $2,019,621 for the year 2008 and 2007 respectively. The significant decrease in our general expenses was due to non-cash compensation expenses in the prior year. We had non-cash compensation expenses related to administrative services, sales, marketing, contract analysis, technical and sales services and IT consulting services of $1,642,905 during the year ended June 30, 2007 compared to $97,450 in the same period in the current year. In addition the current fiscal 2008 includes a charge to impairment cost of $150,000 which represents the impairment of the goodwill incurred in the VMG acquisition and compares to no impairment write-off in the fiscal 2007. Furthermore, additional professional expenses were incurred as a result of our initial registration as a public company. The Company expects to issue shares of common stock from time to time in lieu of cash for services provided to the Company until the Company generates sufficient positive cash flow from operations.

Selling expenses: Our selling expenses during the year ended June 30, 2008 increase to $580,271 from $306,872 in 2007. We expect continued increases in selling expenses related to increasing revenues from current service offerings. We believe that additional selling expenses will be incurred if we develop new synergistic business opportunities and expand into new markets.

Net Loss. We incurred a net loss of $1,505, 435 and $1,997,139 for the year ended June 30, 2008 and 2007 respectively.

Liquidity and Capital Resources

At June 30, 2008, we had current assets of $169,255 consisting of mainly of cash and accounts receivable compared to current assets of $411,489 at June 30, 2007. At June 30, 2008 and 2007, we had total assets of $196,066 and $418,728, respectively. We had total current liabilities of $1, 142,276 at June 30, 2008 compared to $399,864 at June 30, 2007. As of June 30, 2008, our current liabilities were principally composed of $292,046 in accounts payable and accrued expenses, $11,513 in accrued interest, $452,919 under a line of credit, $100,000 of notes payable unrelated, and notes payable to stockholders of $285,798. We had long-term liabilities of $0 as of June 30, 2008 compared to $14,965 at June 30, 2007.

Working Capital

At June 30, 2008 and June 30, 2007, the Company had cash and cash equivalents of $7,379 and $19, 761 respectively. Our current liabilities exceeded our current assets by $973,021 and $11, 625 at June 30, 2008 and June 30, 2007 respectively.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of June 30, 2008, we had stockholders’ deficit of $(946,210) and increase from the stockholders’ equity of $3,899 on June 30, 2007. Our working capital surplus of $12,000 as of June 30, 2007 has grown to a working capital deficit of $973,021 as of June 30, 2008. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor. There are no limitations in the Company’s articles of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of restricted common stock. The Company’s believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Subsequent to June 30, 2008

Effective July 1, 2008 the former control persons on the parent company exercised its rights under the exchange agreement to affect the rescission on the mergers of VMG and SFD based on the non performance of the financial governance of the agreement within the two year period outlined by the agreement. There were 20,105,538 shares cancelled as part of the agreement and the operating companies, (VMG and SFD) were returned to the control persons, whom shares were cancelled, before the merger. As of July 1, 2008 the Registrant has no operating business. The business going forward is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company principally funded its negative cash flow from operations of $978,572 during the fiscal year 2008 through the sale of restricted stock which generated proceeds of $456,000 and through the issuance of notes to shareholders totaling $500,000 and a line of credit of $1,968,153. The Company principally funded its negative cash flow from operations of $689,362 during the year fiscal 2007 through the sale of restricted stock which generated proceeds of $474,000 and through the issuance of notes to shareholders totaling $60,000 and a line of credit of $131,350.

Cash used by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. Our operating activities used approximately $979, 000 of cash during fiscal 2008 compared with cash used in operating activities of $689,000 during fiscal 2007. The reduction in cash used in 2008 is due in large part to approximately $236,000 of decrease in accounts receivable and an increase in accounts payable and accrued liabilities of $217,000 verses a reduction in operating cash flow of approximately $(386,000) by the increase in account receivable and reduced by the $1,642,000 stock for services for the fiscal 2007.

Net cash provided by investing activities was $o for fiscal 2008. In fiscal 2007, we received acquisition cash of $84,581.

Cash flows from financing activities consist primarily of proceeds from loans and the sale of common stock. . During fiscal 2008, cash provided by financing activities was $966,190 which included proceeds from: (i) $500, 000 of notes from shareholders; (ii) $456, 000 sale of unregistered common stock; and (iii) 1,968,156 from a line of credit; offset by uses of financing activities of $35,623 of loan costs, $311,376 repayments of notes from stockholders, and $1,646,587 payments on lines of credit. During fiscal 2007, cash provided by financing activities was $576,792 which included proceeds from: (i) $131,350 of Line of Credit; (ii) $60,000 of notes from stockholders; and (iii) $474,000 of common stock net of $88,558 of payment on notes from stockholders.

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

Credit Risk and Concentrations

VCMG does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial conditions. VCMG determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and VCMG’s previous loss history. VCMG provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2008 and June 30, 2007, VCMG has determined that no allowance for doubtful accounts is required. VCMG had four clients that accounted for 65% of its revenue for the year ended June 30, 2008; the same clients had represented 57% of its total revenue for the year ended June 30, 2007.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R) , Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments . The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards no. 123, or SFAS No. 123, Accounting for Stock-Based Compensation , and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement no. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.

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

Impairment of Long-Lived Assets.

VCMG reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. VCMG assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. VCMG determined that they should have a $150,000 impairment cost during the year ended June 30, 2008.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Long-term Debt	$838,717	$838,717	$—	$—	$—
Capital Leases	$—	$—	$—	$—	$—
Operating Leases	$—	$—	$—	$—	$—

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303 of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141 R”). SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquired. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its balance sheets, statements of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

ITEM 7.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

The Registrant’s audited financial statements for the fiscal years ended June 30, 2008 and 2007 are attached to this annual report.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required by this Item 8 begin with the Index to the Financial Statements which is located prior to the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting, or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls

Our Principal Executive Officer and Principle Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

ITEM 10.	OTHER INFORMATION

Rescission of Prior Exchange Agreement

On July 7,2008 effective July 1, 2008 the former control persons on the parent company exercised its rights under the exchange agreement to affect the rescission on the mergers of VMG and SFD based on the non performance of the financial governance of the agreement within the two year period outlined by the agreement. There were 20,105,538 shares cancelled as part of the agreement and the operating companies, (VMG and SFD) were returned to the control persons, whom shares were cancelled, before the merger. As of July 1, 2008 the Registrant has no operating business. The business going forward is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

PART III

ITEM 11.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A)

At present, we have two officer and three directors. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Gregory L. Paige	58	President, CEO, and Chairman
Marc L. Baker	53	Acting CFO, Secretary Treasurer and Director
Donald W. Prosser	58	Director

Gregory L. Paige, Chairman and CEO, age 58 has been the Chairman, CEO, and President, since July 1, 2008. Mr. Paige is currently President of Broad Street Marketing Inc. Mr. Paige has over 25 years experience in the financial services industry. He has been associated with E. F. Hutton, Merrill Lynch, Lehman Brothers, Kuhn Loeb and Drexel Burnham Lambert. Mr. Paige owned and managed three broker dealers including H.D. Vest a NASDAQ listed company. Mr. Paige has an AB degree from Diablo Valley College in 1971. Attended California State University at Hayward 1973 & 1974.

Marc L. Baker, Acting CFO, Secretary, Treasurer and director, age 53, has been with the Company since July 1, 2008. Mr. Baker is a CPA (inactive) in the state of Florida.

Donald W. Prosser, Director, age 58 has been a director since January 1 2008. He is currently the Chief Financial Officer of IPtimize, Inc. He served a directors and chief financial officer from 2001 until June 2007 of VCG Holding Corp. Mr. Prosser currently sits on the board of directors of Arete Industries, Inc. Mr. Prosser also has served as chief financial officer and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider. Mr. Prosser has a M.A. in taxation (1975) and a B.A. in accounting and history from Western State College of Colorado (1973). He is a certified public accountant licensed in Colorado (active).

ITEM 12.	EXECUTIVE COMPENSATION

The following table contains the executive compensation to the Registrant’s executive officer for the periods set forth below.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options ($)	All Other Compensation ($)

Michael Rideman, CEO and Co-Chairman(1)	2007	—	—	—	—	—	—
	2006	—

Dr. Ronald L. Rideman, Vice President and Co-Chairman (2)	2008	150,000	—	—	—	—	—
	2007	150,000
	2006	—

Alex Trujillo, COO(3)	2007	200,000	—	—	—	—	—
	2006	200,000

N. Richard Grassano, CFO(4)	2007	46,000	—	—	—	—	—
	2006	46,000

(1)	Mr. Michael Rideman became the Registrant’s CEO and Co-Chairman on July 1, 2006 and terminated March 1, 2008,
(2)	Mr. Ronald L. Rideman became the Registrant’s Vice President and Co-Chairman on July 1, 2006 and terminated July 1, 2008,
(3)	Mr. Alex Trujillo became the Registrant’s COO in September 2006, and terminated July 1, 2008,
(4)	Mr. N. Richard Grassano became the Registrant’s CFO on October 1, 2006. And resigned May 1, 2008

ITEM 13.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s voting securities. As of January 2, 2009, the Registrant had 13,636,908 shares of common stock issued and outstanding. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Michael Rideman, Former President, CEO and Co-Chairman 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	0 shares	0.00%

Common Stock	Dr. Ronald L. Rideman, Former Vice President, Treasurer and Co-Chairman 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	750,000 shares	4.51%

Common Stock	Alex Trujillo, Former Chief Operating Officer 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	0 shares	0.00%

Common Stock	N. Richard Grassano, Former Chief Financial Officer 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	111,368 shares	*

Common Stock	Marc L. Baker 12230 SW 2nd Street Plantation, FL 33325	3,000,000 shares	18.03%

Common Stock	Greg Paige 1450 South Dixie Highway Boca Raton, FL 33432	3,643,966 shares	21.89%

Common Stock	Donald W Prosser 7260 Osceola Street Westminster, CO 80030	2,090,000 shares	12.56%

Common Stock	All officers and directors as a group (4 persons)	9,595,334 shares	57.65%

*	Represents less then 1%

ITEM 14.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On various dates in fiscal 2007 and 2008, two stockholders lent the Company approximately $500,000, evidenced by promissory notes bearing an interest rate of Prime plus 2.00% (7.00% at June 30, 2008) and due on May 31, 2009. In addition, the notes are convertible to common stock at any time at a conversion rate of $0.50 cents per share and 200,000 warrants have been granted at an exercise price of $1.00 per share exercisable for 60 months from the date of the notes.

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

ITEM 15.	EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3(i)	Articles of Incorporation, attached to the Company’s Form 10-SB/12g filed with the SEC on March 8, 2007

3(ii)	Bylaws, attached to the Company’s Form 10-SB/12g filed with the SEC on March 8, 2007

10(i)	Share Exchange Agreement between the Registrant and Veracity Management Group, Inc., attached to the Company’s Form 10-SB/12g filed with the SEC on March 8, 2007

10(ii)	Share Exchange Agreement between the Registrant and Secure Financial Data, Inc., attached to the Company’s Form 10-SB/12g filed with the SEC on March 8, 2007.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ending June 30, 2008 and the fiscal year ended June 30, 2007.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K, CPAS, PLLC, for the audit of the Registrant’s annual financial statements for the years ended June 30, 2008 and the year ended June 30, 2007.

	Year Ended
	June 30, 2008	June 30, 2007
Audit fees (1)	$30,000	$30,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
	$30,000	$30,000

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics

The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant’s SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Veracity Management Global, Inc. with the SEC. Officers, Directors, and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms were timely filed as necessary, by the Executive Officers, Directors and security holders required to file same during the fiscal year ended June 30, 2008 with the following exceptions: All filings required after July 1, 2008 were late or not filed. The former CEO and Michael Rideman did not file a Form 4 for the cancelation of his common stock on recession. The former CEO and Chairman Ronald Rideman did not file a Form 4 for the cancelation of his common stock on recession. The former COO Alex Trujillo did not file a Form 4 for the cancelation of his common stock on recession. The CEO Gregory L. Paige filed his Form 3 late as it was due July 7, 2008 and file November 21, 2008. The Acting CFO Marc L. Baker has not filed his Form 3. The director Donald W. Prosser a Form 4 late it was due September 21, 2008 and filed November 21, 2008

There has been not Form 13 D filings for the Company by any of the 10% or more shareholders present or former.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: January 13, 2009

Veracity Management Global, Inc.

By:	/s/ Gregory L. Paige
Gregory L. Paige, CEO and Chairman

Veracity Management Global, Inc.

By:	/s/ Marc L. Baker
Marc L. Baker, Acting CFO and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Veracity Management Global, Inc.

Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of Veracity Management Global, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Veracity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity as of June 30, 2008 and 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M & K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 5, 2009

VERACITY MANAGEMENT GLOBAL, INC.

Consolidated Balance Sheets

As of June 30, 2008 and 2007

	June 30, 2008	June 30, 2007
Assets
Current assets:

Cash	$7,379	$19,761
Accounts receivable, net	155,360	391,728
Other current assets	6,516	—

Total current assets	169,255	411,489

Property and equipment, net of depreciation of $5,176 and $2,979	5,042	7,239

Other assets, net of amortization of $13,853 and $0	21,769	—

Total assets	$196,066	$418,728

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$292,046	$85,166
Accrued interest	11,513	1,139
Line of credit payable, net of discount of $21,769	452,919	131,350
Notes Payable – Short Term	100,000	—
Note payable stockholder	285,798	182,209

Total current liabilities	1,142,276	399,864

Long-term liabilities
Loan payable - Shareholders	—	14,965

Total long-term liabilities	—	14,965

Total liabilities	1,142,276	414,829

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value, 3,500,000,000 shares authorized: 33,742,446 and 36,805,895 shares issued and outstanding at June 30, 2008 and 2007, respectively	33,741	36,806
Additional paid-in capital	3,060,519	2,502,128
Accumulated deficit	(4,040,470)	(2,535,035)

Total stockholders’ equity (deficit)	(946,210)	3,899

Total liabilities and stockholders’ equity (deficit)	$196,066	$418,728

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

Consolidated Statements of Operations

For the Years Ended June 30, 2008 and 2007

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Revenues	$1,973,739	$1,676,283

Cost of services	1,505,522	1,050,504

Gross profit	468,217	625,779

Expenses
Administrative expenses	535,442	239,451
General expenses	831,202	2,019,621
Selling expenses	580,271	306,872
Depreciation and amortization	16,050	2,196

Total Expenses	1,962,965	2,568,140

Net loss from operations	(1,494,748)	(1,942,361)

Other income	57,232	2,794

Total other income	57,232	2,794

Other expense	5,496	—
Interest expense	62,423	57,572

Total other expenses	67,919	57,572

Net loss	$(1,505,435)	$(1,997,139)

Basic and diluted net loss per share	$(0.04)	$(0.06)

Weighted average shares	34,001,406	36,155,424

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

For the Period From Inception (December 2, 2005) Through June 30, 2008

For the Period From Inception (December 2, 2005) Through June 30, 2008

	Common Stock, $ 0.001 par value		Additional Paid-in Capital	Accumulated Deficit	Total
	Share s	Amount
Shares Issued at Inception	18,642,685	$18,643	$48,346	$—	$66,989
Shares issued for cash	200,000	200	99,800	—	100,000
Effect of beneficial conversion feature	—	—	48,812	—	48,812
Shares issued for services	205,000	205	79,745	—	79,950
Net loss	—	—	—	(437,435)	(437,435)

Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	(141,684)

Recap shares old Kirshner	899,860	900	(893)	—	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	25,810
Shares issued for cash	930,735	930	473,070	—	474,000
Shares issued for services	12,392,262	12,393	1,630,512	—	1,642,905
Net loss	—	—	—	(1,997,139)	(1,997,139)

Balance, June 30, 2007	36,805,895	36,806	2,502,128	(2,535,035)	3,899

Shares issued for cash	932,000	932	455,068	—	456,000
Options exercised for expenses	1,000,000	1,000	34,000	—	35,000
Shares issued for services	191,667	192	97,258	—	97,450
Imputed Interest			1,877		1,877
Cancellation of shares	(5,187,116)	(5,189)	(29,812)	—	(35,001)
Net loss	—	—	—	(1,505,435)	(1,505,435)

Balance, June 30, 2008	33,742,446	$33,741	$3,060,519	$(4,040,470)	$(946,210)

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2008 and 2007

	Year Ended June 30, 2008	Year Ended June 30, 2007
Cash flows from operating activities:
Net loss	$(1,505,435)	$(1,997,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature and loss on debt restructuring	—	40,250
Shares issued for services	97,450	1,642,905
Depreciation and amortization	16,050	2,197
Imputed Interest	1,879	—
(Increase) decrease in:
Accounts receivables	236,369	(386,495)
Other Current Assets	(6,516)	0
Accounts payable and accrued expenses	206,880	8,920
Other Assets	(35,623)	—
Accrued Interest	10,374	—

Net cash used in operating activities	(978,572)	(689,362)

Cash flow from investing activities:
(Increase) decrease in:
Cash acquired in purchase business combination	—	84,581

Net cash used in investing activities	—	84,581

Cash flows from financing activities:
Proceeds from loans from stockholders	500,000	60,000
Repayments of loans from stockholders	(311,376)	(88,558)
Proceeds from line of credit	1,968,153	131,350
Repayments of line of credit	(1,646,587)	—
Proceeds from sale of common stock	456,000	474,000

Net cash provided by financing activities	966,190	576,792

Net increase (decrease) in cash	(12,382)	(27,989)
Cash - beginning of period	19,761	47,750

Cash - end of period	$7,379	$19,761

Supplemental cash flow information
Cash paid for:
Interest paid	$62,423	$—

Income taxes paid	$—	$—

Non-cash investing and financing activities
Exercise of options for expenses	$35,000	$—
Shares Cancelled	(35,001)	—

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

Consolidation and Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the June 30, 2008 presentation. On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The consolidated financial statements include the accounts of Veracity Management Global, Inc, Secured Financial Data, Inc and Veracity Management Group, Inc. Any inter-company transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2008 and 2007.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending June 30, 2008 and 2007.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R) , Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments . The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards no. 123, or SFAS No. 123, Accounting for Stock-Based Compensation , and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement no. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.

Credit Risk and Concentrations

VCMG does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial conditions. VMG determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and VCMG’s previous loss history. VCMG provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2008 and June 30, 2007, VCMG has determined that no allowance for doubtful accounts is required.

VCMG had four clients that accounted for 65% of its revenue for the year ended June 30, 2008; the same clients had represented 57% of its total revenue for the year ended June 30, 2007.

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

NOTE 2 – GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,040,470 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2008, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK TRANSACTIONS

During the year ended June 30, 2008, VCMG sold 932,000 shares for $456,000. During the year ended June 30, 2007, VCMG sold 930,735 shares and 319,000 warrants under private placement memorandums for $474,000. The warrants have an exercise price of $1.00 per share and expire in five years from the date of issuance. Using the Black-Scholes pricing model VCMG estimated the relative fair value of the warrants to be $314,215.

Prior to July 1, 2006, Secured Financial Data (See Note 8) sold certain units which contained 100,000 warrants to purchase common stock at an exercise price of $1.0 per share exercisable for five years from the date of issue. A total of 200,000 shares were issued for $100,000.

There were no registration rights penalties that would be consider un-economic in either private placement.

During the year ending June 30, 2008 and 2007 stock issued for services representing 191,667 and 12,392,262 shares were authorized and granted. VCMG has recorded $97,450 and $1,642,905, respectively of additional general and administrative expense representing the fair market value of the stock issued on the measurement date based upon the closing quoted market price of VCMG’s common stock.

During the year ending June 30, 2008, the Company’s Board of Directors authorized the cancellation of 5,187,116 shares of common stock for lack of consideration. These shares were previously accounted for as shares issued for services. No adjustment to the current period financial statements has been made as a result of this transaction.

On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

At inception 18,642,685 common shares were issued to the founders of SFD and were cancelled as part of the recession of the exchange agreement. (Notes 8 &9)

NOTE 4 – NOTES PAYABLE-STOCKHOLDERS

On various dates in fiscal 2007 and 2008, two stockholders lent the Company approximately $500,000, evidenced by promissory notes bearing an interest rate of Prime plus 2.00% (7.00% at June 30, 2008) and due on May 31, 2009. In addition, the notes are convertible to common stock at any time at a conversion rate of $0.50 cents per share and 200,000 warrants have been granted at an exercise price of $1.00 per share exercisable for 60 months from the date of the notes.

As a result we have determined that the conversion feature of the notes and warrants issued are not derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of ETIF Issue 98-5 the Company estimated the intrinsic value of the beneficial conversion feature at the issuance of the notes at $48,812. Those amounts are amortized over the life of the notes using the effective interest method. The amount amortized in the periods ended June 30, 2006, 2007, and 2008 was $7,888.

On June 1, 2007 the existing stockholder notes payable were refinanced; new notes of approximately $182,000 (representing unpaid principal and accrued interest as of the refinance date) were issued; the interest rate and maturity dates remain the same. The new notes do not provide a conversion feature; there is no remaining discount at June 30, 2007 as the remaining discount has been expensed as a component of interest expense. All of the notes are considered short term as principal payments are due during the next 12 months.

NOTE 5 – CREDIT FACILITY

In December 2006, the Company entered into a secured $100,000 credit facility with a bank to finance working capital. In May 2007 the secured facility was increased to $200,000. The loans under this facility bear interest at a rate of 9.25 % and are secured by certificates of deposit owned by an entity controlled by the CEO and his wife. Interest payments are made on a monthly basis; principal is due at maturity – May 8, 2008. In July 2007 the facility was increased again to $400,000; $200,000 is secured and $200,000 is unsecured. The maturity date was extended to July 23, 2008; all other terms remain the same.

In September 2007, the Company entered into a second secured $100,000 credit facility with a bank to finance working capital. This facility bears interest at a rate of 10.25 % and is secured by a certificate of deposit owned by the company.

The balance of these existing credit facilities at June 30, 2008 was $395,260 and $2,210 respectively. In addition the Company owed credit cards $53,488. The balance at June 30, 2007 was $131,350 and 0, respectively.

On December 4, 2007, the Veracity Management Group, Inc. our wholly owned subsidiary entered into an agreement with Greenfield Commercial Credit, LLC to borrow up to $ 1,000,000 at a variable rate of interest 1% above the Prime Rate, with an unlimited and unconditional guarantee by Veracity Management Global, Inc. and a Validity Guarantee by two of the members of the Board of Directors. This line allows immediate funding of 85% of eligible accounts receivable up to the total line of credit and is for duration of 18 months. The balance due at June 30, 2008 to Greenfield Commercial Credit, LLC was $18,448, net of deferred financing costs of $21,769; the balance at June 30, 2007 was $0. The deferred financing costs are being amortized using the effective interest method over the life of the credit facility which is 18 months. Amortization of these deferred costs were $13,853 and $0 for the years ended June 30, 2008 & 2007, respectively

On May 29, 2008, the Veracity Management Group, Inc. our wholly owned subsidiary entered into an agreement with Creative Equity Investments, LLC to borrow up to $124,000, with an unlimited and unconditional guarantee by Veracity Management Global, Inc. and a Validity Guarantee by a member of the Board of Directors. Weekly principal payments of $3,000 commence on June 5, 2008. This facility shall bear no interest unless defaulted; interest shall accrue at a rate if 1.5% per month in the event of late payment or default. This line allows immediate funding up to the total line of credit and is for a duration of 2 months. The balance due at June 30, 2008 to Creative Equity Investments, LLC was $37,000; the balance at June 30, 2007 was $0.

NOTE 6 – INCOME TAXES

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $314,000 during the year ended June 30, 2007 and $493,000 during the year ended June 30, 2008. The deferred tax assets are set to set to expire beginning in the year ended June 30, 2027 and June 30, 2028, respectively. Due to the continued operating loss of the Company, the deferred tax asset is not expected to be realized.

2007 NOL	314,000
2008 NOL	492,795

Total NOL	$806,795

NOTE 7 – STOCK BASED COMPENSATION

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

	Warrants Issued *	Weighted Average Exercise Price
Balance as of June 30, 2007	1,300,000	$1.00
Granted	2,619,000	$1.00
Forfeited	—
Exercised	1,000,000
Balance as of June 30, 2008	2,919,000	$1.00

*	Adjusted to reflect the reverse stock split discussed in note 3. Does not include the effect of the 1,000,000 options whose exercise price is a discount to VCMG’s stock as discussed above.

NOTE 8 – BUSINESS COMBINATION

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

NOTE 9 – SUBSEQEUNT EVENTS

On July 25, 2008, the Company’s Board of Directors authorized the cancellation of 20,105,538 shares of common stock as part of the recession of the exchange agreement for the acquisitions of SFD and VMG. The recession was filed on July 7, 2008 and effective for July 1, 2008. No adjustment to the current period financial statements have been made as a result of this transaction. The stock of the subsidiary companies SFD and VMG was returned to the founders of SFD and the owner of VMG. The Company from July 1, 2008 has no business operations and is in the business of acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.