Form 10-Q
period 2008-09-30
Veracity Management Global, Inc.
filed 2009-03-18
CIK 1391750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Registrant’s Telephone Number, Including Area Code: : (561)998-8425

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

On March 16, 2009, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	(Unaudited) FINANCIAL STATEMENTS

VERACITY MANAGEMENT GLOBAL, INC.

BALANCE SHEETS

(UNAUDITED)

(A Development Stage Company)

	September 30, 2008	June 30, 2008
ASSETS
Current Assets	$—	$—

Total Current Assets	—	—

Net Assets Related to Discontinued Operations	—	196,066

Total Assets	$—	$196,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$44,232	$20,999

Total Current Liabilities	44,232	20,999

Net Liabilities Related to Discontinued Operations	—	1,121,277

Total Liabilities	44,232	1,142,276

Stockholders’ Deficit
Preferred Stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $.001 par value, 3,500,000,000 shares authorized, 16,643,057 and 33,742,446 shares issued and outstanding at September 30, 2008 and June 30, 2008 respectively	16,635	33,741
Additional paid-in capital	4,052,836	3,060,519
Accumulated deficit during the development stage	(4,113,703)	(4,040,470)

Total Stockholders’ Deficit	(44,232)	(946,210)

Total Liabilities and Stockholders’ Deficit	$—	$196,066

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statements of Operations

For the Three Months Ended September 30, 2008 and 2007 and the period from September 30, 2001 to date

(Unaudited)

(A Development Stage Company)

	2008	2007	Period re-entered development stage (July 1, 2008) to present
Revenues	$—	$—	$—
Cost of Sales	—	—	—

Gross Profit	—	—	—
Expenses
Administrative Expenses	23,233	—	23,233
General Expenses	50,000	—	50,000
Selling Expenses	—	—	—
Depreciation and Amortization	—	—	—

Total Expenses	73,233	—	73,233

Net Loss From Continuing Operations	(73,233)	—	(73,233)
Net Loss From Discontinued Operations	—	(908,700)	—

Net Income (Loss)	$(73,233)	$(908,700)	$(73,233)

Basic and Diluted Net Loss per Share	(0.005)	(0.030)	(0.005)

Weighted Average Shares	14,730,969	34,995,900	14,730,969

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENT OF STOCKHOLDER’S COMPANY

(Unaudited)

(A Development Stage Entity)

	Common Stock Shares	Amount	Additional Paid- in Capital	Accumulated Deficit during development stage	Total
Balance at June 30, 2008	33,742,446	33,741	3,060,519	(4,040,470)	(946,210)

Cancellation of stock	(20,099,389)	(20,106)	945,317	—	925,211
Shares issued for services	3,000,000	3,000	47,000		50,000
Net loss				(73,233)	(73,233)

Balance at September 30, 2008	16,643,057	$16,635.00	$4,052,836.00	$(4,113,703.00)	$(44,232.00)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENT OF CASH FLOW

(Unaudited)

(A Development Stage Company)

	Three Months Ended, September 30, 2008	Three Months Ended, September 30, 2007	Period re-entered development stage (July 1, 2008) to present
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(73,233)	$—	$(73,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services:	50,000	—	50,000
Increase (decrease) in:
Accounts Receivable	(7,379)
Accounts Payable	23,233	—	23,233

Net cash used in operating activities	(7,379)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	—

Net cash provided by financing activities	—	—	—

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	144,521	—
NET INCREASE (DECREASE) IN CASH	(7,379)	144,521	—

CASH - BEGINNING OF PERIOD	7,379	19,760	—

CASH - END OF PERIOD	$—	$164,281	$—

Supplemental Disclosure of Non-Cash Disposal of Assets related to Discontinued Operations
Accounts Receivable	169,255	—	—
Fixed Assets	5,041	—	—
Other Assets	21,771	—	—
Accounts Payable	(746,966)	—	—
Accrued Expenses	(79,512)	—	—
Note Payable	(294,798)	—	—
Common Stock	(20,108)	—	—
Additional Paid in Capital	945,317	—	—

	—	—	—

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2008

(A Development Stage Company)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the “Company”, “VCMG”) at September 30, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2008 are not necessarily indicative of the results which can be expected for the entire year.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the September 30, 2008 presentation. On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

The statements of operations show the effect of a reclassification of the distribution of the subsidiary companies until July 1, 2008. The reclassification included all parts of the prior operations for both subsidiary companies as loss from discontinued operations for the prior reported period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The financial statements include the accounts of Veracity Management Global, Inc and the operations of Secured Financial Data, Inc and Veracity Management Group, Inc. are being reported as loss from discontinued operations. Any inter-company transactions have been eliminated as part of the transaction.

As a development stage company, the Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, and paid a significant amount of personal services and salaries in the form of common stock.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,113,703 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2008, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK TRANSACTIONS

As part of a recession right in the merger agreement as of July 25, 2008 all of the shares that were issued as part of the merger of SFD and VMG, a total of 22,583,038 shares of Common stock were returned and cancelled except 750,000 issued in the SFD transaction.

In the third quarter of 2008 the company issued shares to the CEO and one of its directors totally 3,000,000 shares. These shares were issued to compensate the CEO and a director for services and expenses they have provided during the first two quarters of fiscal 2008 & 2009. The value of these services and expenses were determined to be $50,000.

NOTE 4- DISCONTINUED OPERATIONS

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

The purchase price paid for VMG was $25,810. This represented a discount to the book value of VMG of $55,827. Pursuant to the terms of the agreement the majority shareholders of VCMG immediately prior to the merger have the option to receive an additional 20% equity ownership in VCMG or rescind the merger if certain financial benchmarks are not achieved by December 31, 2008. Consistent with the guidance in SFAS No. 141 we have recorded a liability of $55,837 for the discounted price paid for VMG due to this possible contingency. On July 25, 2008, the Company’s Board of Directors authorized the cancellation of 20,105,538 shares of common stock as part of the recession of the exchange agreement for the acquisitions of SFD and VMG. The recession was filed on July 7, 2008 and effective for July 1, 2008. As of July 1, 2008 the Registrant has no operating business and all operating components of VMG and SFD are included in the loss from discontinued operations for the Company for the periods three months ended September 30, 2007 and the asset, related liabilities, and equity are included in the balance sheet on June 30, 2008 as net assets related to discontinued operations of $196,066, net liabilities related to discontinued operations of $1,121,277 and the remaining deficit of $925,211 included in the stockholders deficit balances.

As of July 1, 2008 the Company has no business operations and is in the business of acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

Forward-Looking Statement

Some of the statements contained in this quarterly report of Veracity Management Global, Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, “our”, “Company” and the “Registrant”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General

The Registrant acquired its operating subsidiaries Veracity Management Group, a Florida corporation (“VMG”) and Secured Financial Data Inc., a Florida corporation (“SFD”) effective on July 1, 2006. Prior to the acquisition of its operating subsidiaries, during the period from May 2002 until the acquisition of its operating subsidiaries on July 1, 2006, the Registrant had only limited business operations. The Registrant operated the above named subsidiaries until July 1, 2008 until the when the Registrant rescinded the merger and the Registrant has no business operations and is in the business of acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Registrant will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The results of operations comparative information has no meaning as the operations were removed as part of the rescinding of the mergers of the operating businesses.

Results of Operations for the Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues. The Company recorded revenue of $0 and $0 for the three months ended September 30, 2008 and 2007, respectively.

Cost of Services. The Company recorded cost of services of $0 and $0 for the three months ended September 30, 2008 and 2007, respectively.

Administrative Expenses: Our administrative expenses totaled $23,233 for the three-months ended September 30, 2008 as compared to no administrative expenses for the same period ended September 30, 2007.

General Expenses. General expenses were $50,000 during the three-months ended September 30, 2008 for outside professional fees. There were no General expenses for the three months period ended September 30, 2007.

Selling expenses: There were no selling expenses during the three-months ended September 30, 2008 and for the three months period ended September 30, 2007.

Discontinued Operation: The Loss from discontinued operations for the three months ended September 30, 2008 is $0 as compared to $908,700 for the three months ended September 30, 2007. The loss for the three months September 30, 2007 represents the reported loss from operations from the prior operating companies.

Net Loss. We incurred a net loss of $73,233 during the three-month period ended September 30, 2008, compared to a net loss of $908,700 during the three-month period ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had $0 current assets compared to $0 current assets at June 30, 2008. At September 30, 2008 and June 30, 2008, we had total assets of $0 and $196,066, respectively. We had total current liabilities of $44,232 at September 30, 2008 compared to $20,999 at June 30, 2008. We had long-term liabilities of $0 as of September 30, 2008 compared to $1,121,277 at June 30, 2008. As of June 30, 2008, these liabilities were net liabilities related to discontinued operations.

We had no working capital at September 30, 2008. Net cash used in operations during the three-month period ended September 30, 2008 was $0. For the three-month period ended September 30, 2007 the net cash provided from operations was $636,528.

During the three-month period ended September 30, 2008, financing activates provided $0 compared to $290,000 during the same three-month period in the prior year.

During the three month period ended September 30, 2007 we used $782,007 in the discontinued operations as compared $0 for the same period September 30, 2008.

There are no limitations in the Company’s articles of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of restricted common stock.

Plan of Current and Future for the year 2009

The Company has no business operations and is in the business of acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

ITEM 3.	QUANTITATIVE and QAULITATIVE DISCUSSION ABOUT MARKET RISK

The Company is defined by Rule 229.10 (f)(1) as a “Smaller Reporting Company” and is not required to provide or disclose the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2008, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

As of September 30, 2008, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

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

Veracity Management Global, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gregory L. Paige
Gregory L. Paige
CEO
Dated: March 18, 2009

/s/ Mark L.Baker
Mark L. Baker
CFO
Dated: March 18, 2009