Form 10-Q
period 2008-12-31
Veracity Management Global, Inc.
filed 2009-03-18
CIK 1391750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

On March 16, 2009, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	(Unaudited) CONSOLIDATED FINANCIAL STATEMENTS

VERACITY MANAGEMENT GLOBAL, INC.

BALANCE SHEETS

(UNAUDITED)

(A Development Stage Company)

	December 31, 2008	June 30, 2008
ASSETS
Current Assets	$—	$—

Total Current Assets	—	—

Net Assets Related to Discontinued Operations	—	196,066

Total Assets	$—	$196,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$47,732	$20,999

Total Current Liabilities	47,732	20,999

Net Liabilities Related to Discontinued Operations	—	1,121,277

Total Liabilities	47,732	1,142,276

Stockholders’ Deficit
Preferred Stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $.001 par value, 3,500,000,000 shares authorized, 16,643,057 and 33,742,446 shares issued and outstanding at December 31, 2008 and June 30, 2008 respectively	16,635	33,741
Additional paid-in capital	4,052,836	3,060,519
Accumulated deficit during the development stage	(4,117,203)	(4,040,470)

Total Stockholders’ Deficit	(47,732)	(946,210)

Total Liabilities and Stockholders’ Equity	$—	$196,066

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statements of Operations

For the Three Months and Six Months Ended December 31, 2008 and 2007

(A Development Stage Company)

(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007	Period re-entered development Stage (July 1, 2008) to present
Revenues	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses
Administrative Expenses	3,500	—	26,733	—	26,733
General Expenses	—	—	50,000	—	50,000
Selling Expenses	—	—	—	—	—
Depreciation	—	—	—	—	—

Total Expenses	3,500	—	76,733	—	76,733

Net Loss From Continuing Operations	(3,500)	—	(76,733)	—	(76,733)
Net Loss From Discontinued Operations	—	(221,546)	—	(1,130,246)	—

Net Loss	$(3,500)	$(221,546)	$(76,733)	$(1,130,246)	$(76,733)

Basic and Diluted Net Loss per Share	*	$(0.01)	*	$(0.03)	*
Weighted Average Shares	16,643,057	33,294,818	15,692,237	33,061,047	16,637,308

*	less then ($0.01)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

(A Development Stage Company)

	Common Stock Shares	$0.001 par value amount	Additional Paid-in Capital	Accumulated Deficit during Development Stage	Total
Balance at June 30, 2008	33,742,446	33,741	3,060,519	(4,040,470)	(946,210)

Cancellation of stock	(20,099,389)	(20,106)	945,317	—	925,211
Shares issued for services	3,000,000	3,000	47,000		50,000

Net loss				(3,500)	(76,733)

Balance at December 31, 2008	16,643,057	16,635	4,052,836	(4,043,970)	(47,732)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statements of Cash Flows

For the Six Months Ended December 31, 2008 and 2007 and the period from September 30, 2001 to date

(A Development Stage Company)

(Unaudited)

	Six Months Ended, December 31, 2008	Six Months Ended, December 31, 2007	Period re- entered development stage (July 1, 2008) to present
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	$(29,733)	$—	$(29,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services:	3,000	—	3,000
Shares cancelled and returned:		—
Increase (decrease) in:
Accounts Payable	26,733	—	26,733

Net cash used in operating activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	—

Net cash provided by financing activities	—	—	—

NET CASH USED IN DISCONTINUED OPERATIONS	—	(308,307)	—
NET INCREASE (DECREASE) IN CASH	—	169,471	—

CASH - BEGINNING OF PERIOD	—	19,760	—

CASH - END OF PERIOD	—	189,231	—

Supplemental Disclosure of Non-Cash Disposal of Assets and Liabilities related to Discontinued Operations
Accounts receivable	169,255.00	—	—
Fixed assets	5,041.00	—	—
Other assets	21,771.00	—	—
Accounts payable	(746,966.00)	—	—
Accrued expenses	(79,512.00)	—	—
Notes payable	(294,798.00)	—	—
Common stock	(20,108.00)	—	—
Additional Paid in capital	945,317.00	—	—

	—	—	—

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2008

(A Development Stage Company)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the “Company”, “VCMG”) at December 31, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these interim unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended December 31, 2008 are not necessarily indicative of the results which can be expected for the entire year.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the December 31, 2008 presentation. On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

NOTE 2 – GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 4,117,203 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2008, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

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

NOTE 4 – DISCONTINUED OPERATIONS

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

The purchase price paid for VMG was $25,810. This represented a discount to the book value of VMG of $55,827. Pursuant to the terms of the agreement the majority shareholders of VCMG immediately prior to the merger have the option to receive an additional 20% equity ownership in VCMG or rescind the merger if certain financial benchmarks are not achieved by December 31, 2008. Consistent with the guidance in SFAS No. 141 we have recorded a liability of $55,837 for the discounted price paid for VMG due to this possible contingency. On July 25, 2008, the Company’s Board of Directors authorized the cancellation of 20,105,538 shares of common stock as part of the recession of the exchange agreement for the acquisitions of SFD and VMG. The recession was filed on July 7, 2008 and effective for July 1, 2008. As of July 1, 2008 the Registrant has no operating business and all operating components of VMG and SFD are included in the loss from discontinued operations for the Company for the periods three months and six months ended December 31, 2007 and the asset, related liabilities, and equity are included in the balance sheet on June 30, 2008 as net assets related to discontinued operations of $196,066, net liabilities related to discontinued operations of $1,121,277 and the remaining deficit of $925,211 included in the stockholders deficit balances.

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

Results of Operations For the Three Months and the Six Months Ended December 31, 2008 Compared to Three Months and the Six Months Ended December 31, 2007

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues. The Company recorded revenue of $0 and $0 for the six months ended December 31, 2008 and 2007, respectively. The Company recorded revenue of $0 and $0 for the three months ended December 31, 2008 and 2007, respectively.

Cost of Services. The Company recorded cost of services of $0 and $0 for the six months ended December 31, 2008 and 2007, respectively. The Company recorded cost of services of $0 and $0 for the three months ended December 31, 2008 and 2007, respectively.

Administrative Expenses: Our administrative expenses totaled $3,500 for the three-months ended December 31, 2008 as compared to no administrative expenses for the same period ended December 31, 2007. Our administrative expenses totaled $26,733 for the six-months ended December 31, 2008 as compared to no administrative expenses for the same period ended December 31, 2007.

General Expenses. General expenses were $0 during the three-months ended December 31, 2008 for outside professional fees. There were no General expenses for the three months period ended December 31, 2007. General expenses were $50,000 during the six-months ended December 31, 2008 for outside professional fees. There were no General expenses for the three months period ended December 31, 2007.

Selling expenses: There were no selling expenses during the three-months and six months ended December 31, 2008 and for the three months and six months ended September 30, 2007.

Discontinued Operation: The Loss from discontinued operations for the three months ended December 31, 2008 is $0 as compared to $221,546 for the three months ended December 31, 2007. The loss for the three months December 31, 2007 represents the reported loss from operations from the prior operating companies. The Loss from discontinued operations for the six months ended December 31, 2008 is $0 as compared to $1,130,246 for the six months ended December 31, 2007. The loss for the six months December 31, 2007 represents the reported loss from operations from the prior operating companies.

Net Loss: We incurred a net loss of $3,500 during the three-month period ended December 31, 2008, compared to a net loss of $221,546 during the three-month period ended December 31, 2007. We incurred a net loss of $76,733 during the six-month period ended December 31, 2008, compared to a net loss of $1,130,246 during the six-month period ended December 30, 2007.

Liquidity and Capital Resources

At December 31, 2008, we had no current assets compared to no current assets at June 30, 2008. At December 31, 2008 and June 30, 2008, we had total assets of $0 and $196,066, respectively. We had total current liabilities of $47,732 at December 31, 2008 compared to $20,999 at June 30, 2008. We had long-term liabilities of $0 as of December 31, 2008 compared to $1,121,277 at June 30, 2008. As of June 30, 2008, these liabilities were net liabilities related to discontinued operations.

We had no working capital at December 31, 2008. Net cash used in operations during the six-month period ended December 31, 2008 was $0. For the six-month period ended December 31, 2007 the net cash provided from operations was $59,445.

During the six-month period ended December 31, 2008, financing activates provided $0 compared to $418,000 during the same six-month period in the prior year.

During the six month period ended December 31, 2007 we used $308,307 in the discontinued operations as compared $0 for the same period December 31, 2008.

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

As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

As of December 31, 2008, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Mark L. Baker
Mark L. Baker CFO Dated: March 18, 2009