Form 10-Q
period 2009-03-31
Veracity Management Global, Inc.
filed 2009-05-14
CIK 1391750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Registrant’s Telephone Number, Including Area Code: (561)613-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

On May 11, 2009, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	(Unaudited) FINANCIAL STATEMENTS

VERACITY MANAGEMENT GLOBAL, INC.

Balance Sheets

(A Development Stage Company)

(Unaudited)

	March 31, 2009	June 30, 2008
ASSETS
Current Assets	$—	$—

Total Current Assets	—	—

Net Assets Related to Discontinued Operations	—	196,066

Total Assets	$—	$196,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$52,232	$20,999

Total Current Liabilities	52,232	20,999

Net Liabilities Related to Discontinued Operations	—	1,121,277

Total Liabilities	52,232	1,142,276

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $.001 par value, 3,500,000,000 shares authorized, 16,643,057 and 33,742,446 shares issued and Outstanding, respectively	16,635	33,741
Additional paid-in capital	4,052,836	3,060,519
Accumulated deficit	(4,040,470)	(4,236,536)
Accumulated deficit during development stage	(81,233)	—

Total Stockholders’ Equity (Deficit)	(52,232)	(1,142,276)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$—

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statements of Operations

For the Three Months and Nine Months Ended March 31, 2009 and 2008,

and the period from reentry to Development Stage

(A Development Stage Company)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	Period re-entered development Stage (July 1, 2008) to present
Revenues	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses
Administrative Expenses	4,500	—	31,233	—	31,233
General Expenses	—	—	50,000	—	50,000
Selling Expenses	—	—	—	—	—
Depreciation	—	—	—	—	—

Total Expenses	4,500	—	81,233	—	76,733

Net Loss From Continuing Operations	(4,500)	—	(81,233)	—	(81,233)
Net Loss From Discontinued Operations	—	(364,650)	—	(947.399)	—

Net Loss	$(4,500)	$(364,650)	$(81,233)	$(947,399)	$(81,233)

Basic and Diluted Net Loss per Share	*	$(0.01)	*	$(0.03)
Weighted Average Shares	16,643,057	36,240,312	15,893,057	34,237,928

*	less then ($0.01)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statements of Shareholders’ Deficit

(A Development Stage Company)

(Unaudited)

	Common Stock Shares	$0.001 par value amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit during Development Stage	Total
Balance at June 30, 2008	33,742,446	$33,741	$3,060,519	$(4,236,536)	$—	$(1,142,276)
Cancellation of sock	(20,099,389)	(20,106)	945,317	196,066	—	1,121,277
Shares issued for services	3,000,000	3,000	47,000	—	—	50,000
Net loss	—	—	—	—	(81,233)	(81,333)

Balance at March 31, 2009	16,643,057	$16,635	$4,052,836	$(4,040,470)	$(81,233)	$(52,232)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statements of Cash Flows

For the Nine Months Ended March 31, 2009 and 2008,

and the period re-entered Development Stage

(A Development Stage Company)

(Unaudited)

	Nine Months Ended, March 31, 2009	Nine Months Ended, March 31, 2008	Period re-entered Development Stage (July 1, 2008) to present
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(81,233)	$—	$(81,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services:	50,000	97,449	50,000
Shares cancelled and returned:	—	(34,753)	—
Increase (decrease) in:
Accounts Payable	31,233	—	31,233

Net cash provided by operating activities	—	62,696	—

CASH FLOWS FROM INVESTING ACTIVITIES
Contingent payment from business combination	—	(150,000)	—

Net cash used by investing activities	—	(150,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	—	35,000	—
Proceeds from sale of common stock	—	456,000	—

Net cash provided by financing activities	—	491,000	—

NET CASH USED IN DISCONTINUED OPERATIONS	—	(454,865)	—
NET INCREASE (DECREASE) IN CASH	—	98,831	—

CASH - BEGINNING OF PERIOD	—	19,970	—

CASH - END OF PERIOD	$—	$118,591	$—

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2009

(A Development Stage Company)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the “Company”, “VCMG”) at March 31, 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these interim unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended March 31, 2009 are not necessarily indicative of the results which can be expected for the entire year.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the March 31, 2009 presentation. On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 4,121,703 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2009, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK TRANSACTIONS

As part of a recession right in the merger agreement as of July 25, 2008 all of the shares that were issued as part of the merger of SFD and VMG, a total of 20,099,389 shares of Common stock were returned and cancelled except 750,000 issued in the SFD transaction.

In the third quarter of 2008 the company issued shares to the CEO and one of its directors totally 3,000,000 shares. These shares were issued to compensate the CEO and a director for services and expenses they have provided during the first two quarters of fiscal 2008 & 2009. The value of these services and expenses were determined to be $50,000, based on the closing price of the Company’s stock at the date of the issue.

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

Results of Operations For the Three Months and the Nine Months Ended March 31, 2009 Compared to Three Months and the Nine Months Ended March 31, 2008

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues. The Company recorded revenue of $0 and $0 for the nine months ended March 31, 2009 and 2008, respectively. The Company recorded revenue of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively.

Cost of Services. The Company recorded cost of services of $0 and $0 for the nine months ended March 31, 2009 and 2008, respectively. The Company recorded cost of services of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively.

Administrative Expenses: Our administrative expenses totaled $4,500 for the three-months ended March 31, 2009 as compared to no administrative expenses for the same period ended March 31, 2008. Our administrative expenses totaled $31,233 for the nine months ended March 31, 2009 as compared to no administrative expenses for the same period ended March 31, 2008.

General Expenses. General expenses were $0 during the three-months ended March 31, 2009 for outside professional fees. There were no General expenses for the three months period ended March 31, 2008. General expenses were $50,000 during the nine-months ended March 31, 2009 for outside professional fees. There were no General expenses for the nine months period ended March 31, 2008.

Selling expenses: There were no selling expenses during the three-months and nine months ended March 31, 2009 and for the three months and nine months ended March 31, 2008.

Discontinued Operation: The Loss from discontinued operations for the three months ended March 31, 2009 is $0 as compared to $364,650 for the three months ended March 31, 2008. The loss for the three months March 31, 2008 represents the reported loss from operations from the prior operating companies. The Loss from discontinued operations for the nine months ended March 31, 2009 is $0 as compared to $947,399 for the nine months ended March 31, 2008. The loss for the nine months March 31, 2008 represents the reported loss from operations from the prior operating companies.

Net Loss: We incurred a net loss of $4,500 during the three-month period ended March 31, 2009, compared to a net loss of $364,650 during the three-month period ended March 31, 2008. We incurred a net loss of $81,233 during the nine-month period ended March 31, 2009, compared to a net loss of $947,399 during the nine-month period ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had no current assets compared to no current assets at June 30, 2008. At March 31, 2009 and June 30, 2008, we had total assets of $0 and $196,066, respectively. We had total current liabilities of $52,232 at March 31, 2009 compared to $20,999 at June 30, 2008. We had long-term liabilities of $0 as of March 31, 2009 compared to $1,121,277 at June 30, 2008. As of June 30, 2008, these liabilities were net liabilities related to discontinued operations.

We had no working capital at March 31, 2009. Net cash used in operations during the nine-month period ended March 31, 2009 was $0. For the nine-month period ended March 31, 2008 the net cash provided from operations was $62,696.

During the nine-month period ended March 31, 2008, investing activates provided $0 compared to $150,000 used during the same nine-month period in the prior year.

During the nine-month period ended March 31, 2008, financing activates provided $0 compared to $491,000 provided during the same nine-month period in the prior year.

During the nine month period ended March 31, 2008 we used $454,865 in the discontinued operations as compared $0 for the same period March 31, 2009.

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

As of March 31, 2009, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

As of March 31, 2009, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 14, 2009

/s/ Mark L. Baker
Mark L. Baker CFO

Dated: May 14, 2009