Form 10-K
period 2009-06-30
Veracity Management Global, Inc.
filed 2009-10-13
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Registrant's Telephone Number, Including Area Code: (561) 998-8425

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

On October 6, 2009, the aggregate market value of the 8,075,966 common stock held by non-affiliates of the Registrant was approximately $12,922. On October 6, 2009, the Registrant had 16,643,057 shares of common stock outstanding.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

VERACITY MANAGEMENT GLOBAL, INC.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

ITEM 1. DESCRIPTION OF BUSINESS

As used in this registration statement, unless the context requires otherwise, the terms “Veracity Management Group, Inc.,” “we,” “our,” or “us,” refer to Veracity Management Group, Inc. and where the context requires, our subsidiaries.

Background of the Registrant

The Registrant was incorporated in the State of Delaware on April 7, 2000 under the name Intertech Corporation and is publicly traded on the NASDAQ OTCBB under the symbol VCMG. On July 28, 2001, the Registrant acquired Wholesale Merchandisers, Inc. through a share exchange agreement and Wholesale Merchandisers, Inc. became a wholly-owned subsidiary of the Registrant. Wholesale Merchandisers' primary asset was a technology called "Load Toter Technology", which is a vehicle balancing bar that automatically balances as weight is applied to a vehicle. The Registrant's wholly-owned subsidiary ceased operations in May 2002. In connection with discontinuing its former business operations the Registrant changed its name from Intertech Corporation to Kirshner International Inc. During the period from May 2002 until the Registrant's acquisition of its operating subsidiaries, Veracity Management Group, a Florida corporation ("VMG") and Secured Financial Data Inc., a Florida corporation ("SFD") effective on July 1, 2006, the Registrant had only limited business operations. In January 2005 the Registrant announced its intention to develop an Internet-based broadcast channel and in June 2005 the Registrant entered into a licensing and advertising agreement with Yadio, Inc., an Internet technology and marketing firm, to operate the Registrant's Internet broadcast website. The Registrant's objective was  to generate revenues from its broadcast channel. However, the Registrant was not successful in raising funding necessary for this project and failed to generate any revenues. It ceased its Internet broadcast business activities in the third quarter of 2005. As a result, the financial statements of the Registrant for the years ended June 30, 2007 and 2006 are not comparable. The financial statements of the Registrant for the years ended June 30, 2008 and 2007 are comparable

Subsequent to June 30, 2008

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

As of July 7, 2008, we began being a development stage company.  Our business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  Except as described above, our only activities have been organizational ones, directed at developing its business plan and raising capital.  We have not commenced any commercial operations and have no full-time employees.  As of the end of its fiscal year ending June 30, 2009, we have not reached any definitive understanding with any business opportunity concerning an acquisition.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

General Business Plan

We propose to seek, investigate and, if warranted, acquire an interest in one or more business ventures. Our strategy is directed on ventures which are developing companies or established businesses that desire to have a public trading market for its common stock. After we have conducted a merger or acquisition, the surviving entity will be us; however, management from the acquired entity will in all likelihood be retained to operate us. Due to an absence of capital available for investment by us, the types of business seeking to be acquired by us will likely be small and high risk. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which desires to establish a public trading market for its common stock.

We do not propose to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of our limited resources.

It is anticipated that business opportunities will be sought by us from various sources throughout the United States, including our officer and director, significant shareholders, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Our management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and (3) our flexibility with respect to the manner in which it may structure a potential financing, merger or acquisition. However, there is no assurance that we will be able to structure, finance, merge with or acquire any business opportunity or venture.

Operation of Veracity Management Global, Inc.

We intend to search throughout the United States for a merger or acquisition candidate; however, because of our lack of capital, we believe that the merger or acquisition candidate will be conducting business within a limited geographical area. We intend to maintain our corporate headquarters and principal place of business at 7682 N Federal Highway #1, Boca Raton, FL 33487. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of us takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained in Florida, or that shareholders' meetings will be held in Florida.

Our management and other related parties will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of the Company as an acquisition candidate. Our management along with other related parties  will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of the Company and it’s shareholders.

We may employ outside consultants until a merger or acquisition candidate has been targeted by us, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While we may hire independent consultants, the Company has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, and as disclosed herein, there are no other plans for accomplishing our business plan.

Selection of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officer and other related parties, who are not professional business analysts and have had little previous training in business analysis. Inasmuch as we have limited funds available to us in our search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures.

As part of our investigation, a representative of us may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of our limited financial resources and management and technical expertise.

Prior to making a decision to participate in a business opportunity or venture that is a statutory merger or conversion, we will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. In order to meet our liquidity needs during the next fiscal year, we may receive additional financing from our officer, director and stockholders.

We will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In our efforts, we will consider the following kinds of factors:

·	Potential for growth, indicated by new technology, anticipated market expansion or new products;
·	Competitive position as compared to other firms engaged in similar activities;
·	Strength of management;
·
Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

·	Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Form of Merger or Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the merger or acquisition candidate, and the relative negotiating strength of us and such merger or acquisition candidate. The exact form or structure of our participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Our participation may be structured as an asset purchase, a partnership, a merger, or an acquisition of securities or such other form as our management deems appropriate.

As set forth above, we may acquire participation in a business opportunity through the issuance of our common stock or other securities in us. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to us, it may be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were our shareholders prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

Our present management and shareholders will in all likelihood not have control of a majority of our voting shares following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of us. The terms of sale of the shares presently held by our management may not be afforded to our other shareholders. As part of any transaction, our director may resign and new directors may be appointed without any vote by the shareholders.

We have an unwritten policy that it will not acquire or merge with a business or company in which our management or our affiliates or associates directly or indirectly have a controlling interest. Our management is not aware of any circumstances under which the foregoing policy will be changed and our management, through its own initiative, will not change said policy.

Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, we will be required to obtain and file with the SEC audited financial statements of an acquired company within four days from the date the transaction is completed.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Government Regulation

We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2010, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

Employees

We currently have no employees. Our officer has agreed to allocate a portion of his time to the activities of us, without compensation and we expect to continue to use, consultants, attorneys and accountants as necessary. It is not expected that we will have any full-time or other employees, except as may result as a result of consummating a business combination or other transaction.

Item 1A. Risk Factors

Cautionary Statements Regarding Future Results of Operations

You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings.  These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like ours.  Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance.

No operating history or revenue and minimal assets

We have very limited operating history and no revenues or earnings from operations. There are no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Adequate financing may not be available when needed

We have had loans from several of our shareholders, who are also an officer and director and the other is a director, to fund operating activities. The loans to date are a total of $57,055. While future operating activities are expected to be funded by the officers and directors, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

Speculative nature of our proposed operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While our management would prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event that we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control.

Scarcity of and competition for business opportunities and combinations

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction that is not subject to contingencies - No standards for business combination

We have no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity, there can be no assurance that we will be successful in identifying and evaluating any other suitable business opportunities or in concluding a business combination. In evaluating any businesses, our management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we would require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business.  Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer or director. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of this individual would adversely affect development of our business and its likelihood of continuing operations.

Conflicts of interest - General

Our officers and directors participates in other business ventures which may compete directly with us. We have an unwritten policy that we will not acquire or merge with a business or company in which our management or their affiliates or associates directly or indirectly have a controlling interest.  Our management is not aware of any circumstances under which the foregoing policy will be changed and our management, through their own initiative, will not change said policy. Refer to “ITEM 13. Certain Relationships and Related Transactions, and Director Independence.”

Reporting requirements may delay or preclude acquisitions

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of market research or marketing organization

We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance that we would be successful in completing any such business combination.

Lack of diversification

Our proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with only one business entity. Consequently, our activities will be limited to those engaged in by the business entity which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation under Investment Company Act

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, any violation of such Act could subject us to material adverse consequences.

Probable change in control and management

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. Any such business combination may require our shareholders to sell or transfer all or a portion our common stock held by them. The resulting change in control of the Company will likely result in removal of our present officer and director and a corresponding reduction in or elimination of their participation in our future affairs.

Reduction of percentage share ownership following business combination

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in us issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of us would result in a reduction in percentage of shares owned by our present shareholders and would most likely result in a change in control and management of the Company.

No dividends

We have not paid dividends on our common stock to date and we do not presently intend to pay dividends prior to the consummation of a business combination.   The payment of dividends after a business combination, if any, will be contingent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination.  The payment of any dividends subsequent to consummation of a business combination will be within the discretion of our then Board of Directors.  It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, the Board does not anticipate paying any cash dividends in the foreseeable future.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Requirement of audited financial statements may disqualify business opportunities

Our management will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with us rather than incur the expenses associated with preparing audited financial statements. In such case, we may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Restriction on Rule 144 sales for a “blank check “company may discourage potential business combinations

Effective February 15, 2008, the U. S. Securities and Exchange Commission (the “SEC”) approved amendments to Rule 144 of the Securities Act of 1933 (“Rule 144”).  The amended rules include new treatment for the sale of shares of a “shell company’ which includes a “blank check” company and applies to us. Under the amended rules, Rule 144 cannot be relied upon for the resale of restricted or unrestricted securities originally issued by a shell company or an issuer that at any time has been a shell company unless (i) the issuer has ceased to be a shell company; (ii) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all required reports during the 12 months preceding the Rule 144 sale and (iii) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting that the entity is no longer a shell company.

The foregoing restrictions on the use of Rule 144 for the sale of securities issued by a shell company may reduce the attractiveness of us as a business combination candidate and accordingly, there may be more limited potential business opportunities that are willing to enter into a business combination with any company that is currently or in the last year has been a shell company, including us.

We have a history of operating losses, and we may not achieve or maintain profitability in the future

 We have experienced a net loss of $89,580 and $1,502,703for the fiscal years ended June 30, 2009 and 2008, respectively. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2009 and 2008, respectively.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours.  These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expenses and significant management time and attention.

The current crisis in global credit and financial markets could materially and adversely affect our business

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability.  There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  The current tightening of credit in financial markets and the general economic downturn has led consumers and businesses to postpone spending, which has caused uncertainty in our possible merger candidates.  We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and if the current uncertain economic conditions continue or further deteriorate our business and results of operations could be materially and adversely affected.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We currently have no properties and at this time have no agreements to acquire any properties.

There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition.  Upon a merger or acquisition, we intend to relocate our office to that of the acquisition candidate.

Item 3  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and no such proceedings are known by us to be threatened or contemplated against us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the quarter ended June 30, 2009.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the Symbol VCMG.   There is only a limited trading market for our stock and our stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $.0012 and a low of $0.0002 for the fiscal year ended June 30, 2009.

Holders

As of October 6, 2009, we had approximately 175 holders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our management anticipates that earnings, if any, will be retained to fund our working capital needs and the expansion of our business.  The paying of any dividends is in the discretion of our Board of Directors.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

None.

Item 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors”.

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

Results of Operations For the Fiscal Year ended June 30, 2009 Compared to the Fiscal Year ended June 30, 2008

The results of the rescission agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues

No operating revenues were generated during the year ended June 30, 2009 and June 30, 2008.

Administrative Expenses

Our administrative expenses totaled $39,580 for the year ended June 30, 2009 as compared to no administrative expenses for the same period ended June 30, 2008.

General Expenses

General expenses were $50,000 during the year ended June 30, 2009 for outside professional fees. There were no General expenses for the year ended June 30, 2008.

Selling Expenses

There were no selling expenses during the year ended June 30, 2009 and for the year ended June 30, 2008.

Discontinued Operation

The Loss from discontinued operations for the year ended June 30, 2009 is $0 as compared to $1,505,435 for the year ended June 30, 2008. The loss for the year ended June 30, 2008 represents the reported loss from operations from the prior operating companies.

Net Loss

We incurred a net loss of $89,580 during the year ended June 30, 2009, compared to a net loss of $1,505,435 during the year ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, we had no current assets compared to no current assets at June 30, 2008. At June 30, 2009 and June 30, 2008, we had total assets of $0 and $196,066, respectively. We had total current liabilities of $60,579 at June 30, 2009 compared to $20,999 at June 30, 2008. We had long-term liabilities of $0 as of June 30, 2009 compared to $1,121,277 at June 30, 2008. As of June 30, 2008, these liabilities were net liabilities related to discontinued operations.

We had a working capital deficit of $60,579 at June 30, 2009. Net cash used in operations during the year ended June 30, 2009 was $0. For the year ended June 30, 2008 the net cash provided from operations was $97,449.

During the year ended June 30, 2009, investing activates provided $0 compared to $0 used during the same period of the prior year.

During the year ended June 30, 2009, financing activates provided $0 compared to $457,877 provided during the same period of the prior year.

During the year ended June 30, 2009 we used $575,296 in the discontinued operations as compared $0 for the same period June 30, 2009.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of June 30, 2009, we had stockholders’ deficit of $(60,579) a decrease from the stockholders’ deficit of $(946,210) on June 30, 2008. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor. There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company's believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending June 30, 2009.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157,  Fair Value Measurement  at inception. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115  became effective for us at inception. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended June 30, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

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

Plan of Current and Future for the year 2010

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

Contractual Obligations and Commercial Commitments

Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Long-term Debt	$-	$-	$-	$-	$-
Capital Leases	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2009.

Inflation

To date, inflation has not had a material impact on our operations.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Veracity Management Global, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Veracity Management Global, Inc. (A Development Stage Company) as of June 30, 2009 and June 30, 2008 and the period the company re-entered development stage (July 1, 2008), and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity Management Global, Inc. as of June 30, 2009 and June 30, 2008, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods then ended and the period the company re-entered development stage (July 1, 2008) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
October 13, 2009

VERACITY MANAGEMENT GLOBAL, INC.
Balance Sheets
(A Development Stage Company)

ASSETS	June 30, 2009	June 30, 2008

Current Assets	$--	$--
Total Current Assets	--	--

Net Assets Related to Discontinued Operations	--	196,066

Total Assets	$--	$196,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Related Party Accounts Payable	$57,055	$20,999
Accounts Payable	3,524	--
Total Current Liabilities	60,579	20,999

Net Liabilities Related to Discontinued Operations	--	1,121,277
Total Liabilities	60,579	1,142,276

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	--	--
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 33,742,446 shares issued and
outstanding, respectively	16,635	33,741
Additional paid-in capital	4,052,836	3,060,519
Accumulated deficit	(4,040,470)	(4,040,470)
Accumulated deficit during development stage	(89,580)	--
Total Stockholders' Equity (Deficit)	(60,579)	(946,210)

Total Liabilities and Stockholders' Equity (Deficit)	$--	$196,066

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For Year Ended June 30, 2009 and 2008
and the period re-entered Development Stage
(A Development Stage Company)

	2009	2008	Period re-entered Development Stage (July 1, 2008) to present
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses

Administrative Expenses	39,580	-	39,580

General Expenses	50,000	-	50,000

Selling Expenses	-	-	-

Depreciation and Amortization	-	-	-

Total Expenses	89,580	-	89,580

Net Loss From Continuing Operations	(89,580)	-	(89,580)

Net Loss From Discontinued Operations	-	(1,505,435)	-

Net Income (Loss)	$(89,580)	$(1,505,435)	$(89,580)

Basic and Diluted Net Loss per Share	(0.005)	(0.04)

Weighted Average Shares	16,165,035	34,995,900

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Shareholders’ Deficit
(A Development Stage Company)

	Shares	Aount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit Dring Development Stage	Total
Shares issued at inception	18,642,685	$18,643	$48,346	$--	$--	$66,989
Shares issued for cash	200,000	200	99,800	--	--	100,000
Effect of beneficial conversation feature	--	--	48,812	--	--	48,812
Shares issued for services	205,000	205	79,745	--	--	79,950
Net loss	--	--	--	(437,435)	--	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	--	(141,684)
Recap shares old Kirshner	899,860	900	(893)	--	--	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	--	25,810
Shares issued for cash	930,735	930	473,070	--	--	474,000
Shares issued for services	12,392,262	12,393	1,630,512	--	--	1,642,905
Net loss	--	--	--	(1,997,139)	--	(1,997,139)
Balance at June 30, 2007	36,805,895	38,806	2,502,128	(2,535,035)	--	3,899
Shares issued for cash	932,000	932	455,068	--	--	456,000
Options exercised for expenses	1,000,000	1,000	34,000	--	--	35,000
Shares issued for services	191,667	192	97,258	--	--	97,450
Imputed interest	--	--	1,877	--	--	1,877
Cancellation of shares	(5,187,116)	(5,189)	(29,812)	--	--	(35,001)
Net loss	--	--	--	(1,505,435)	--	(1,505,435)
Balance at June 30, 2008	33,742,446	33,741	3,060,519	(4,040,470)	--	(946,210)
Cancellation of sock	(20,099,389)	(20,106)	945,317	--	--	925,211
Shares issued for services	3,000,000	3,000	47,000	--	--	50,000
Net loss	--	--	--	--	(89,580)	(89,580)
Balance at June 30, 2009	16,643,057	$16,635	$4,052,836	$(4,040,470)	$(89,580)	$(60,579)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Cash Flows
For the Years Ended June 30, 2009 and 2008,
and the period re-entered Development Stage
(A Development Stage Company)

	Year Ended, June 30, 2009	Year Ended, June 30, 2008	Period re-entered Development Stage (July 1, 2008) to present
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(89,580)	$--	$(89,580)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued for services:	50,000	97,449	50,000
Increase (decrease) in:
Related party accounts payable	36,056	--	36,056
Accounts payable	3,524	--	3,524

Net cash provided by operating activities	--	97,449	--

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	--	35,000	--
Proceeds from sale of common stock	--	422,877	--

Net cash provided by financing activities	--	457,877	--

NET CASH USED IN DISCONTINUED OPERATIONS	--	(575,296)	--
NET INCREASE (DECREASE) IN CASH	--	(19,970)	--
CASH - BEGINNING OF PERIOD	--	19,970	--

CASH - END OF PERIOD	$--	$--	$--

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 & 2008
(A Development Stage Company)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the June 30, 2009 presentation.  On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

The Company has adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.  As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any recognized tax benefits.

Loss per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending June 30, 2009.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157,  Fair Value Measurement  at inception. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115  became effective for us at inception. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended June 30, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 4,130,050 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2009, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK TRANSACTIONS

As part of a rescission right in the merger agreement as of July 25, 2008 all of the shares that were issued as part of the merger of SFD and VMG, a total of 20,099,389 shares of common stock were returned and cancelled except 750,000 issued in the SFD transaction.

In the first quarter of fiscal 2009 the Company issued shares to the CEO and one of its directors totally 3,000,000 shares. These shares were issued to compensate the CEO and a director for services and expenses they have provided during the last two quarters of fiscal 2008 and all of fiscal 2009. The value of these services and expenses were determined to be $50,000, based on the closing price of the Company’s stock at the date of the issue.

NOTE 4- DISCONTINUED OPERATIONS

The information below does not include the reflection of the reverse split discussed in note 1 above:

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

The purchase price paid for VMG was $25,810. This represented a discount to the book value of VMG of $55,827. Pursuant to the terms of the agreement the majority shareholders of VCMG immediately prior to the merger have the option to receive an additional 20% equity ownership in VCMG or rescind the merger if certain financial benchmarks are not achieved by December 31, 2008. Consistent with the guidance in SFAS No. 141 we have recorded a liability of $55,837 for the discounted price paid for VMG due to this possible contingency. On July 25, 2008, the Company’s Board of Directors authorized the cancellation of 20,105,538 shares of common stock as part of the rescission of the exchange agreement for the acquisitions of SFD and VMG. The rescission was filed on July 7, 2008 and effective for July 1, 2008. As of July 1, 2008 the Registrant has no operating business and all operating components of VMG and SFD are included in the loss from discontinued operations for the Company for the periods three months and six months ended December 31, 2007 and the asset, related liabilities, and equity are included in the balance sheet on June 30, 2008 as net assets related to discontinued operations of $196,066, net liabilities related to discontinued operations of $1,121,277 and the remaining deficit of $925,211 included in the stockholders deficit balances.

As of June 30, 2009 the Company has no business operations and is in the business of acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

NOTE 5 – RELATED PARTY ACCOUNTS PAYABLE

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2009	June 30, 2008

Donald W Prosser (Director)	$51,055	$20,999
Gregory Paige (CEO & Director)	6,000	--

Total	$57,055	$20,999

NOTE 6 – INCOME TAXES

There is no recorded income tax provision or benefit recoded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation reserve.

	Deferred
	Tax	Valuation
	Assets	Allowance	Balance

Deferred tax assets at
June 30, 2007	$119,635	$(119,635)	$--

Additions for the year	187,755	(187,755)	--

Deferred tax assets at
June 30, 2008	$307,390	$(307,390)	$--

Additions for the year	33,900	(33,900)	--

Deferred tax assets at
June 30, 2009	$341,290	$(341,290)	$--

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $89,000 during the year ended June 30, 2009 and has approximately $895,795 of NOL set to expire beginning in the year ended June 30, 2027.

The Net Operating loss is as follows:

June 30, 2007	$314,000
June 30, 2008	492,795
June 30, 2009	89,000

Total	$895,795

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that the we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1. As of June 30, 2009, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of June 30, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

The annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A)

At present, we have two officers and three directors. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions

Gregory L. Paige	59	President, CEO, and Chairman
Marc L. Baker	49	Acting CFO, Secretary Treasurer and Director
Donald W. Prosser	59	Director

Gregory L. Paige, Chairman and CEO, age 59 has been the Chairman, CEO, and President, since July 1, 2008. Mr. Paige is currently President of Broad Street Marketing Inc. Mr. Paige has over 25 years experience in the financial services industry. He has been associated with E. F. Hutton, Merrill Lynch, Lehman Brothers, Kuhn Loeb and Drexel Burnham Lambert. Mr. Paige owned and managed three broker dealers including H.D. Vest a NASDAQ listed company. Mr. Paige has an AB degree from Diablo Valley College in 1971. Attended California State University at Hayward 1973 & 1974.

Marc L. Baker, Acting CFO, Secretary, Treasurer and director, age 49, has been with the Company since July 1, 2008. Mr. Baker is a CPA (inactive) in the state of Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that during and for the fiscal year ended June 30, 2009, our one of our officers was in compliance and one had not filed any reports, two director were in compliance and one had not filed any required forms.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Given the nature of our business, our limited stockholder base and current composition of management, the board of directors does not believe that we require a code of ethics at this time.  The board of directors takes the position that management of a target business will adopt a code of ethics that will be suitable for its operations after we consummate a business combination.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee.  Given the nature of our business, our limited stockholder base and current composition of management, the board of directors does not believe that we require an audit committee at this time.  The board of directors takes the position that management of a target business will establish an audit committee and adopt an audit committee charter that will be suitable for its operations after we consummate a business combination.

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Michael Rideman, CEO and Co-Chairman(1)	2009	-	-	-	-	-	-
	2008	-
	2007	-
Dr. Ronald L. Rideman, Vice President and Co-Chairman (2)	2009	-	-	-	-	-	-
	2008	150,000
	2007	150,000
Alex Trujillo, COO(3)	2009	-	-	-	-	-	-
	2008	200,000
	2007	200,000
N. Richard Grassano, CFO(4)	2009	-	-	-	-	-	-
	2008	46,000
	2007	46,000
Gregory Paige	2009	-
Marc Baker	2009	-

(1) Mr. Michael Rideman became the Registrant's CEO and Co-Chairman on July 1, 2006 and terminated March 1, 2008,
(2) Mr. Ronald L. Rideman became the Registrant's Vice President and Co-Chairman on July 1, 2006 and terminated July 1, 2008,
(3) Mr. Alex Trujillo became the Registrant's COO in September 2006, and terminated July 1, 2008,
(4) Mr. N. Richard Grassano became the Registrant's CFO on October 1, 2006. And resigned May 1, 2008

Compensation Discussion and Analysis

Our officer and director do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our Company.  Our officer and director are reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officer and director anticipate receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts

There are no employment contracts between us and our officer and director.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended June 30, 2009.

Director Compensation

Our director has received no compensation during the year ended June 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of October 6, 2009, the Registrant had 16,643,057 shares of common stock issued and outstanding. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Dr. Ronald L. Rideman, Former Vice President, Treasurer and Co-Chairman 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	750,000 shares	4.51%
Common Stock	N. Richard Grassano, Former Chief Financial Officer 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	111,368 shares	*
Common Stock	Marc L. Baker(1) 12230 SW 2nd Street Plantation, FL 33325	4,149,999 shares	24.94%
Common Stock	Greg Paige 1450 South Dixie Highway Boca Raton, FL 33432	3,643,966 shares	21.89%
Common Stock	Donald W Prosser 260 Osceola Street Westminster, CO 80030	2,590,000 shares	15.56%
Common Stock	All officers and directors as a group (4 persons)	11,245,333 shares	67.57%
*	Represents less then 1%

(1) Includes 1,149,999 shares owned by DM Capital that is beneficially owned by Marc Baker

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Related Party Transactions

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2009	June 30, 2008

Donald W Prosser (Director)	$51,055	$20,999
Gregory Paige (CEO & Director)	6,000	--

Total	$57,055	$20,999

Conflicts of Interest

Our management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates: (i) Any lending by us to such persons; (ii) The issuance of any additional securities to such persons prior to a business combination except for fair and adequate payment; (iii) The entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or (iv) The payment of any finder's fees to such persons. These policies have been adopted by our Board of Directors, and any changes in these provisions require the approval of the Board of Directors. Our management does not intend to propose any such action and does not anticipate that any such action will occur. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by our management to resolve conflicts of interest in favor of us could result in liability of our management to us. However, any attempt by shareholders to enforce a liability of our management to us would most likely be prohibitively expensive and time consuming.

Director Independence

We have not established our own definition for determining whether our director and nominees for directors are “independent” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Our current management cannot predict whether incoming management of a target business upon the consummation of a business combination, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

 The Registrant's Board of Directors has appointed Mcelravy, Kinchen & Associates, PC as independent public accountant for the fiscal year ending June 30, 2009.and the fiscal year ended June 30, 2008.

Principal Accounting Fees

 The following table presents the fees for professional audit services rendered by Mcelravy, Kinchen & Associates, PC, for the audit of the Registrant's annual financial statements for the years ended June 30, 2009 and the year ended June 30, 2008.

	Year Ended
	June 30, 2009	June 30, 2008
Audit fees (1)	$12,000	$35,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$12,000	$35,000
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

Audit Committee’s Pre-Approval Process

We have not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the board prior to the completion of the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1) Financial Statements:
Reports of Independent Registered Public Accounting Firms
Balance Sheets at June 30, 2009 and 2008
Statements of Operations for years ended June 30, 2009 and 2008 and from July 1, 2008 (date of commencement of development stage) through June 30, 2009
Statements of Changes in Stockholders’ (Deficit) from July 1, 2008 (date of commencement of development stage) through June 30, 2009
Statements of Cash Flows for the years ended June 30, 2009 and 2008 and from July 1, 2008 (date of commencement of development stage) through June 30, 2009
Notes to Financial Statements

2)  Financial Statement Schedule:

We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the related notes.

3) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

Date: October 13, 2009

Veracity Management Global, Inc.
By: Gregory L. Paige, CEO and Chairman
/s/ Gregory L. Paige

Veracity Management Global, Inc.
By: Marc L. Baker, Acting CFO and Director
/s/ Marc L. Baker