Form 10-Q
period 2009-09-30
Veracity Management Global, Inc.
filed 2009-11-23
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______  to _______

Commission file number 0-52493

VERACITY MANAGEMENT GLOBAL, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

7682 N Federal Highway #1Boca Raton, FL	33487
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

.Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

On November 12 , 2009, the Registrant had 16,643,057 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Balance Sheets (Unaudited) at September 30, 2009 and December 31, 2008	3

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2009 and 2008 and the period from July 1, 2008 to September 30, 2009	4

Condensed Statements of Stockholders' Equity (Unaudited) for the three months ended September 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the three months ended September 30, 2009 and 2008 and the period from July 1, 2008 to September 30, 2009	6

Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Recent Sales of Unregistered Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12
12
Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)
	September 30,	June 30,
ASSETS	2009	2009

Current Assets	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,924	$3,524
Accounts Payable - Related party	57,055	57,055
Total Current Liabilities	63,979	60,579

Total Non - Current Liabilities	-	-

Total Liabilities	63,979	60,579

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at September 30, 2009 and June 30, 2008 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit during the development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(92,980)	(89,580)

Total Stockholders' Deficit	(63,979)	(60,579)

Total Liabilities and Stockholders' Defecit	$-	$-

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months Ended September 30, 2009 and 2008 and the period from July 1, 2008 to September 30, 2009
(Unaudited)
(A Development Stage Company)

	2009	2008	Period re-entered development stage (July 1, 2008) to September 30, 2009

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses

Administrative Expenses	3,400	23,333	42,980

General Expenses	-	50,000	50,000

Total Expenses	3,400	73,333	92,980

Net Income (Loss)	$(3,400)	$(73,333)	$(92,980)

Basic and Diluted Net Loss per Share	$(0.005)	$(0.005)

Weighted Average Shares	16,643,057	14,730,969

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' COMPANY
(Unaudited)
(A Development Stage Company)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during developmnet stage	Accumulated Deficit	Total

Balance at June 30, 2009	16,643,057	$16,635	$4,052,836	$(89,580)	$(4,040,470)	$(60,579)
Net loss				(3,400)		(3,400)
Balance at September 30, 2009	16,643,057	$16,635	$4,052,836	$(92,980)	$(4,040,470)	$(63,979)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF CASH FLOW
(Unaudited)
(A Development Stage Company)

	Three Months Ended, September 30,	Three Months Ended, September 30,	Period re-entered development stage (July 1, 2008) to
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,400)	$(73,233)	$(92,980)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	50,000	50,000
Increase (decrease) in:
Accounts Receivable	-	(7,379)	(7,379)
Accounts Payable	3,400	23,233	42,980

Net cash used in operating activities	-	(7,379)	(7,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-

Net cash provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	(7,379)	(7,379)

CASH - BEGINNING OF PERIOD	-	7,379	7,379

CASH - END OF PERIOD	$-	$-	$-

Supplemental Disclosure of Non-Cash Disposal of Assets related to Discontinued Operations
Accounts Receivable	$-	$169,255	$-
Fixed Assets	-	5,041	-
Other Assets	-	21,771	-
Accounts Payable	-	(746,966)	-
Accrued Expenses	-	(79,512)	-
Note Payable	-	(294,798)	-
Common Stock	-	(20,108)	-
Additional Paid in Capital	-	945,317	-
	$-	$-	$-

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2009
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at September 30, 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2009 are not necessarily indicative of the results which can be expected for the entire year.

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

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2009
(A Development Stage Company)
(Unaudited)

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,133,450 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2009, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2009
(A Development Stage Company)
(Unaudited)

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	September 30, 2009	June 30, 2009

Donald W Prosser (Director)	$51,055	$51,055
Gregory Paige (CEO & Director)	6,000	6,000

Total	$57,055	$57,055

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date November 17, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues. The Company recorded revenue of $0 and $0 for the three months ended September 30, 2009 and 2008, respectively.

Cost of Services. The Company recorded cost of services of $0 and $0 for the three months ended September 30, 2009 and 2008, respectively.

Administrative Expenses: Our administrative expenses totaled $3,400 for the three-months ended September 30, 2009 as compared to $23,233 administrative expenses for the same period ended September 30, 2008.

General Expenses There was no general expenses were during the three-months ended September 30, 2009 for outside professional fees. There were $50,000 General expenses for the three months period ended September 30, 2008.

Selling expenses: There were no selling expenses during the three-months ended September 30, 2009 and for the three months period ended September 30, 2008.

Net Loss. We incurred a net loss of $3,400 during the three-month period ended September 30, 2009, compared to a net loss of $73,233 during the three-month period ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, we had $0 current assets compared to $0 current assets at June 30, 2009. At September 30, 2009 and June 30, 2009, we had total assets of $0 and $0, respectively. We had total current liabilities of $63,979 at September 30, 2009 compared to $60,579 at June 30, 2009. We had long-term liabilities of $0 as of September 30, 2009 compared to $0 at June 30, 2009.

We had no working capital at September 30, 2009. Net cash used in operations during the three-month period ended September 30, 2009 was $0. For the three-month period ended September 30, 2008 the net cash provided from operations was $7,379.

During the three-month period ended September 30, 2009, financing activities provided $0 compared to $0 during the same three-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2009, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

/s/Gregory L. Paige
Gregory L. Paige
CEO
Dated: November 20, 2009

/s/ Mark L. Baker
Mark L. Baker
CFO
Dated: November 20, 2009