Form 10-Q
period 2009-12-31
Veracity Management Global, Inc.
filed 2010-02-19
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

____________________________

  ý  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

  o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

On February 16, 2010, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)
	December 31,	June 30,
ASSETS	2009	2009

Current Assets	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$-	$3,524
Accounts Payable - Related party	66,197	57,055
Total Current Liabilities	66,197	60,579

Long-term Debt	-	-

Total Liabilities	66,197	60,579

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at September 30, 2009 and June 30, 2008 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit during the development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(95,198)	(89,580)

Total Stockholders' Deficit	(66,197)	(60,579)

Total Liabilities and Stockholders' Defecit	$-	$-

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months and Six Months Ended December 31, 2009 and 2008
(A Development Stage Company)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period re-entered developmentStage (July 1, 2008) to December 31,
	2009	2008	2009	2008	2009
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	3,500	4,400	26,733	43,980
General Expenses	1,218	-	1,218	50,000	51,218
Selling Expenses	-	-	-	-	-
Depreciation	-	-	-	-	-
Total Expenses	2,218	3,500	5,618	76,733	95,198

Net Loss	$(2,218)	$(3,500)	$(5,618)	$(76,733)	$(95,198)

Basic and Diluted Net Loss per Share	*	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	15,692,237	16,637,308
__________ * less then ($0.01)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDER'S COMPANY
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Developmnet Stage	Accumulated Deficit	Total

Balance at June 30, 2009	16,643,057	$16,635	$4,052,836	$(89,580)	$(4,040,470)	$(60,579)
Net loss				(5,618)		(5,618)
Balance at December 31, 2009	16,643,057	$16,635	$4,052,836	$(95,198)	$(4,040,470)	$(66,197)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF CASH FLOW
(Unaudited)
(A Development Stage Company)

	Six Months Ended, December 31,	Six Months Ended, December 31,	Period re-entered development stage (July 1, 2008) to December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,618)	$(29,733)	$(95,198)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	3,000	50,000
Increase (decrease) in:
Accounts Receivable	-	-	(7,379)
Due to Related Parties	9,142	-	9,142
Accounts Payable	(3,524)	26,733	36,056

Net cash used in operating activities	-	-	(7,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-

Net cash provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	(7,379)

CASH - BEGINNING OF PERIOD	-	-	7,379

CASH - END OF PERIOD	$-	$-	$-

Supplemental Disclosure of Non-Cash Disposal of Assets related to Discontinued Operations
Accounts Receivable	$-	$169,255	$-
Fixed Assets	-	5,041	-
Other Assets	-	21,771	-
Accounts Payable	-	(746,966)	-
Accrued Expenses	-	(79,512)	-
Note Payable	-	(294,798)	-
Common Stock	-	(20,108)	-
Additional Paid in Capital	-	945,317	-
	$-	$-	$-

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 30, 2009
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at December 31, 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended December 31, 2009 are not necessarily indicative of the results which can be expected for the entire year.

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
SIX MONTHS ENDED DECEMBER 30, 2009
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

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 30, 2009
(A Development Stage Company)
(Unaudited)

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the consolidated results of operations or financial condition.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 30, 2009
(A Development Stage Company)
(Unaudited)

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,135,668 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2009, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	December 31, 2009	June 30, 2009

Donald W Prosser (Director)	$60,19	$51,055
Gregory Paige (CEO & Director)	6,000	6,000

Total	$66,197	$57,055

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date February 18, 2010.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

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

Results of Operations For the Three Months and the Six Months Ended December 31, 2009 Compared to Three Months and the Six Months Ended December 31, 2008

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the six months ended December 31, 2009 and 2008, respectively. The Company recorded revenue of $0 and $0 for the three months ended December 31, 2009 and 2008, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the six months ended December 31, 2009 and 2008, respectively. The Company recorded cost of services of $0 and $0 for the three months ended December 31, 2009 and 2008, respectively.

Administrative Expenses: Our administrative expenses totaled $4,400 for the six-months ended December 31, 2009 as compared to $26,733 administrative expenses for the same period ended December 31, 2008. Our administrative expenses totaled $1,000 for the three-months ended December 31, 2009 as compared to $3,500 administrative expenses for the same period ended December 31, 2008.

General Expenses General expenses were $1,218 during the six-months ended December 31, 2009. There were $50,000 general expenses for the six months period ended December 31, 2008. There were general expenses of $1,218 during the three-months ended December 31, 2009. There were no general expenses for the three months period ended December 31, 2008.

Selling expenses: There were no selling expenses during the six months ended December 31, 2009 and for the six months ended September 30, 2008. There were no selling expenses during the three-months ended December 31, 2009 and for the three months period ended December 31, 2008.

Net Loss: We incurred a net loss of $5,618 during the six-month period ended December 31, 2009, compared to a net loss of $76,733 during the six-month period ended December 30, 2008. We incurred a net loss of $2,218 during the three-month period ended December 31, 2009, compared to a net loss of $3,500 during the three-month period ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had $0 current assets compared to $0 current assets at June 30, 2009. At December 31, 2009 and June 30, 2009, we had total assets of $0 and $0, respectively. We had total current liabilities of $66,197 at December 31, 2009 compared to $60,579 at June 30, 2009. We had long-term liabilities of $0 as of December 31, 2009 compared to $0 at June 30, 2009.

We had no working capital at December 31, 2009. Net cash used in operations during the six-month period ended December 31, 2009 was $0. For the six-month period ended December 31, 2008 the net cash provided from operations was $0.

During the six-month period ended December 31, 2009, financing activities provided $0 compared to $0 during the same six-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2009, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under. The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

As of December 31, 2009, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 19, 2010

/s/ Mark L. Baker
Mark L. Baker
CFO
Dated: February 19, 2010