Form 10-Q
period 2010-03-31
Veracity Management Global, Inc.
filed 2010-05-17
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from - to

Commission file number 0-52493

VERACITY MANAGEMENT GLOBAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

21819 Town Place Dr.Boca Raton, FL	33433
(Address of Principal Executive Offices)	(ZIP Code)

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

On May 13, 2010, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
    (UNAUDITED)
(A Development Stage Company)

	March 31,	June 30,
ASSETS	2010	2009

Current Assets	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,310	$3,524
Accounts Payable - Related party	67,223	57,055
Total Current Liabilities	68,533	60,579

Long-term Debt	-	-

Total Liabilities	68,533	60,579

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at March 31, 2010 and June 30, 2009 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit during the development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(97,534)	(89,580)

Total Stockholders' Deficit	(68,533)	(60,579)

Total Liabilities and Stockholders' Defecit	$-	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months and Nine Months Ended March 31, 2010 and 2009 and the period re-entered development stage (July, 1, 2008) to March 31, 2010
(A Development Stage Company)
(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period re-entered development
	March 31,	March 31,	March 31,	March 31,	Stage (July 1, 2008) to March 31,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	4,500	5,400	31,233	44,980
General Expenses	1,336	-	2,554	50,000	52,554
Selling Expenses	-	-	-	-	-
Total Expenses	2,336	4,500	7,954	81,233	97,534

Net Loss	$(2,336)	$(4,500)	$(7,954)	$(81,233)	$(97,534)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	15,893,057
* less then ($0.01)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during developmnet stage	Accumulated Deficit	Total
Balance at June 30, 2009	16,643,057	$16,635	$4,052,836	$(89,580)	$(4,040,470)	$(60,579)
Net loss				(7,954)		(7,954)
Balance at March 31, 2010	16,643,057	$16,635	$4,052,836	$(97,534)	$(4,040,470)	$(68,533)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF CASH FLOW
(Unaudited)
(A Development Stage Company)

	Nine Months Ended, March 31,	Nine Months Ended, March 31,	Period re-entered development stage (July 1, 2008) to March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(7,954)	$(81,233)	$(97,534)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	50,000	50,000
Increase (decrease) in:
Due to Related Parties	10,168	-	46,224
Accounts Payable	(2,214)	31,233	1,310

Net cash used in operating activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-

Net cash provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH - BEGINNING OF PERIOD	-	-	-

CASH - END OF PERIOD	$-	$-	$-

Supplemental Disclosure of Non-Cash Disposal of Assets related to Discontinued Operations
Accounts Receivable	$-	$169,255	$-
Fixed Assets	-	5,041	-
Other Assets	-	21,771	-
Accounts Payable	-	(746,966)	-
Accrued Expenses	-	(79,512)	-
Note Payable	-	(294,798)	-
Common Stock	-	(20,108)	-
Additional Paid in Capital	-	945,317	-
	$-	$-	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2010
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at March 31, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended March 31, 2010 are not necessarily indicative of the results which can be expected for the entire year.

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

In May 2009, the FASB issued ASC topic 855, "Subsequent Events", which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,138,004 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2010, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	December 31, 2009	June 30, 2009

Donald W Prosser (Director)	$61,223	$51,055
Gregory Paige (CEO & Director)	6,000	6,000

Total	$67,223	$57,055

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date May 10, 2010.

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

Results of Operations For the Three Months and the Nine Months Ended March 31, 2010 Compared to Three Months and the Nine Months Ended March 31, 2009

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the nine months ended March 31, 2010 and 2009, respectively. The Company recorded revenue of $0 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the nine months ended March 31, 2010 and 2009, respectively. The Company recorded cost of services of $0 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Administrative Expenses: Our administrative expenses totaled $5,400 for the nine-months ended March 31, 2010 as compared to $31,233 administrative expenses for the same period ended March 31, 2009. Our administrative expenses totaled $1,000 for the three-months ended March 31, 2010 as compared to $4,500 administrative expenses for the same period ended March 31, 2009.

General Expenses General expenses were $2,554 during the nine-months ended March 31, 2010. There were $50,000 general expenses for the nine months period ended March 31, 2009. There were general expenses of $1,336 during the three-months ended March 31, 2010. There were no general expenses for the three months period ended March 31, 2009.

Selling expenses: There were no selling expenses during the nine months ended March 31, 2010 and for the nine months ended March 31, 2009. There were no selling expenses during the three-months ended March 31, 2010 and for the three months period ended March 31, 2009.

Net Loss: We incurred a net loss of $7,954 during the nine-month period ended March 31, 2010, compared to a net loss of $81,233 during the nine-month period ended March 31, 2009. We incurred a net loss of $2,336 during the three-month period ended March 31, 2010, compared to a net loss of $4,500 during the three-month period ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, we had $0 current assets compared to $0 current assets at June 30, 2009. We had total current liabilities of $68,533 at March 31, 2010 compared to $60,579 at June 30, 2009. We had long-term liabilities of $0 as of March 31, 2010 compared to $0 at June 30, 2009.

We had deficit working capital of $68,533 at March 31, 2010. Net cash used in operations during the nine-month period ended March 31, 2010 was $0. For the nine-month period ended March 31, 2009 the net cash provided from operations was $0.

During the nine-month period ended March 31, 2010, financing activities provided $0 compared to $0 during the same nine-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2010 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

As of March 31, 2010, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: May 17, 2010 /s/ Mark L. Baker Mark L. Baker CFO Dated: May 17, 2010