Form 10-K
period 2010-06-30
Veracity Management Global, Inc.
filed 2010-10-13
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-52493

VERACITY MANAGEMENT GLOBAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

21819 Town Place Dr.
Boca Raton, FL	33433
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (561) 998-8425

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No 

On October 11, 2010, the aggregate market value of the 11,104,270 common stock held by non-affiliates of the Registrant was approximately $17,767. On October 6, 2010, the Registrant had 16,643,057 shares of common stock outstanding.

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

On July 7, 2008 effective July 1, 2008 the former control persons on the parent company exercised its rights under the exchange agreement to affect the rescission on the mergers of VMG and SFD based on the non performance of the financial governance of the agreement within the two year period outlined by the agreement. There were 20,105,538 shares cancelled as part of the agreement and the operating companies, (VMG and SFD) were returned to the control persons, whom shares were cancelled, before the merger. As of July 1, 2008 the Registrant had no operating business. The business going forward is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

As of July 7, 2008, we re-entered the development stage. Our business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  Except as described above, our only activities have been organizational ones, directed at developing its business plan and raising capital.  We have not commenced any commercial operations and have no full-time employees.  As of the end of its fiscal year ending June 30, 2010, we have not reached any definitive understanding with any business opportunity concerning an acquisition.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

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

Operation of Veracity Management Global, Inc.

We intend to search throughout the United States for a merger or acquisition candidate; however, because of our lack of capital, we believe that the merger or acquisition candidate will be conducting business within a limited geographical area. We intend to maintain our corporate headquarters and principal place of business at 21819 Town Place Dr., Boca Raton, FL 33433. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of us takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained in Florida, or that shareholders' meetings will be held in Florida.

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

Employees

We currently have no employees. Our officer has agreed to allocate a portion of his time to the activities of us, without compensation and we expect to continue to use consultants, attorneys and accountants as necessary. It is not expected that we will have any full-time or other employees, except as may result as a result of consummating a business combination or other transaction.

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

Adequate financing may not be available when needed

We have had loans from several of our shareholders, who are also an officer and director and the other is a director, to fund operating activities. The loans to date are a total of $69,959. While future operating activities are expected to be funded by the officers and directors, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

Conflicts of interest - General

Our officers and directors participates’ in other business ventures which may compete directly with us. We have an unwritten policy that we will not acquire or merge with a business or company in which our management or their affiliates or associates directly or indirectly have a controlling interest.  Our management is not aware of any circumstances under which the foregoing policy will be changed and our management, through their own initiative, will not change said policy. Refer to ITEM 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

Probable change in control and management

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. Any such business combination may require our shareholders to sell or transfer all or a portion of our common stock held by them. The resulting change in control of the Company will likely result in removal of our present officer and director and a corresponding reduction in or elimination of their participation in our future affairs.

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

Restriction on Rule 144 sales for a “blank check” company may discourage potential business combinations

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

We have a history of operating losses, and we may not achieve or maintain profitability in the future

We have experienced a net loss of $9,380 and $89,580 for the fiscal years ended June 30, 2010 and 2009, respectively. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2010 and 2009, respectively.

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

No matters were submitted to security holders for a vote during the quarter ended June 30, 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol VCMG.   There is only a limited trading market for our stock and our stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $0.0016 and a low of $0.0012 for the fiscal year ended June 30, 2010.

Holders

As of September 19, 2010, we had approximately 225 holders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

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

Results of Operations for the Fiscal Year ended June 30, 2010 Compared to the Fiscal Year ended June 30, 2009

The results of the rescission agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues

No operating revenues were generated during the years ended June 30, 2010 and June 30, 2009.

Administrative Expenses

Our administrative expenses totaled $6,400 for the year ended June 30, 2010 as compared to $39,580 administrative expenses for the same period ended June 30, 2009.

General Expenses

General expenses were $2,980 during the year ended June 30, 2010. There were $50,000 general expenses for the year ended June 30, 2009.

Selling Expenses

There were no selling expenses during the year ended June 30, 2010 and for the year ended June 30, 2009.

Net Loss

We incurred a net loss of $9,380 during the year ended June 30, 2010, compared to a net loss of $89,580 during the year ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had no current assets compared to no current assets at June 30, 2009. At June 30, 2010 and June 30, 2009, we had total of no assets and total of no assets, respectively. We had total current liabilities of $69,959 at June 30, 2010 compared to $60,579 at June 30, 2009. We had long-term liabilities of $0 as of June 30, 2010 compared to the same at June 30, 2009.

We had a working capital deficit of $69,959 at June 30, 2010. Net cash used in operations during the year ended June 30, 2010 was $0. For the year ended June 30, 2009 the net cash provided from operations was $0.

During the year ended June 30, 2010, investing activities provided $0 compared to $0 used during the same period of the prior year.

During the year ended June 30, 2010, financing activities provided $0 compared to $0 provided during the same period of the prior year.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of June 30, 2010, we had stockholders’ deficit of $(69,959) an increase from the stockholders’ deficit of $(60,579) on June 30, 2009. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor. There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

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

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our results of operations or financial condition.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

On July 7, 2008 effective July 1, 2008 the former control persons on the parent company exercised its rights under the exchange agreement to affect the rescission on the mergers of VMG and SFD based on the non performance of the financial governance of the agreement within the two year period outlined by the agreement. There were 20,105,538 shares cancelled as part of the agreement and the operating companies, (VMG and SFD) were returned to the control persons, whose shares were cancelled, before the merger. As of July 1, 2008 the Registrant has no operating business. The business going forward is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock.

Plan of Current and Future for the year 2011

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

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2010.

Inflation

To date, inflation has not had a material impact on our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Veracity Management Global, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Veracity Management Global, Inc. (A Development Stage Company) as of June 30, 2010 and June 30, 2009, respectively, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period the company re-entered development stage through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity Management, Inc. as of June 31, 2010 and 2009 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
Houston, Texas
October 12, 2010

VERACITY MANAGEMENT GLOBAL, INC.
Balance Sheets
(A Development Stage Company)

ASSETS	June 30, 2010	June 30, 2009

Current Assets	$--	$--
Total Current Assets	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Related Party Accounts Payable	$69,959	$57,055
Accounts Payable	--	3,524
Total Current Liabilities	69,959	60,579

Total Liabilities	69,959	60,579

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	--	--
Common Stock, $.00001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit	(4,040,470)	(4,040,470)
Accumulated deficit during development stage	(98,960)	(89,580)
Total Stockholders' Equity (Deficit)	(69,959)	(60,579)

Total Liabilities and Stockholders' Equity (Deficit)	$--	$--

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For Years Ended June 30, 2010 and 2009
and the period re-entered Development Stage
(A Development Stage Company)

			Period
			re-entered
			Development
			Stage
			July 1, 2008
	2010	2009	to Present
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses
Administrative Expenses	6,400	39,580	45,980

General Expenses	2,980	50,000	52,980

Selling Expenses	-	-	-

Depreciation and Amortization	-	-	-
Total Expenses	9,380	89,580	98,960

Net Income (Loss)	$(9,380)	$(89,580)	$(98,960)

Basic and Diluted Net Loss per Share	*	$(0.01)

Weighted Average Shares	16,643,057	16,165,035

* Less then $0.01 per share

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statement of Shareholders’ Deficit
(A Development Stage Company)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit during Development Stage	Total
Shares issued at inception	18,642,685	$18,643	$48,346	$--	$--	$66,989
Shares issued for cash	200,000	200	99,800	--	--	100,000
Effect of beneficial conversation feature	--	--	48,812	--	--	48,812
Shares issued for services	205,000	205	79,745	--	--	79,950
Net loss	--	--	--	(437,435)	--	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	--	(141,684)
Recap shares old Kirshner	899,860	900	(893)	--	--	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	--	25,810
Shares issued for cash	930,735	930	473,070	--	--	474,000
Shares issued for services	12,392,262	12,393	1,630,512	--	--	1,642,905
Net loss	--	--	--	(1,997,139)	--	(1,997,139)
Balance at June 30, 2007	36,805,895	38,806	2,502,128	(2,535,035)	--	3,899
Shares issued for cash	932,000	932	455,068	--	--	456,000
Options exercised for expenses	1,000,000	1,000	34,000	--	--	35,000
Shares issued for services	191,667	192	97,258	--	--	97,450
Imputed interest	--	--	1,877	--	--	1,877
Cancellation of shares	(5,187,116)	(5,189)	(29,812)	--	--	(35,001)
Net loss	--	--	--	(1,505,435)	--	(1,505,435)
Balance at June 30, 2008	33,742,446	33,741	3,060,519	(4,040,470)	--	(946,210)
Cancellation of stock	(20,099,389)	(20,106)	945,317	--	--	925,211
Shares issued for services	3,000,000	3,000	47,000	--	--	50,000
Net loss	--	--	--	--	(89,580)	(89,580)
Balance at June 30, 2009	16,643,057	16,635	4,052,836	(4,040,470)	(89,580)	(60,579)
Net Loss	--	--	--	--	(9,380)	(9,380)
Balance at June 30, 2010	16,643,057	$16,635	$4,052,836	$(4,040,470)	$(98,960)	$(69,959)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Cash Flows
For the Years Ended June 30, 2010 and 2009,
and the period re-entered Development Stage
(A Development Stage Company)

	Year Ended, June 30, 2010		Year Ended, June 30, 2009		Period re-entered Development Stage (July 1, 2008) to present
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations		$(9,380)		$(89,580)		$(98,960)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued for services:		--		50,000		50,000
Increase (decrease) in:
Related party accounts payable		9,380		36,056		45,436
Accounts payable		--		3,524		3,524

Net cash provided by operating activities		--		--		--

NET INCREASE (DECREASE) IN CASH		--		--		--
CASH - BEGINNING OF PERIOD		--		--		--

CASH - END OF PERIOD	$	-- .	$	-- .	$	-- .

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 & 2009

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

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the June 30, 2010 presentation.  On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

Fair Value of Financial Instruments

The Company adopted a standard that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

The Company’s only financial instrument that must be measured under the new fair value standard is cash. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Development Stage Policy

The Company has not earned revenue from planned principal operations since re-entering the development stage (July 1, 2008). Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth by current authoritative account literature. Among the disclosures required by current accounting literature are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There was no cash or equivalents as of June 30, 2010 and 2009.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board ASC 740, "Accounting for Income Taxes" ("ASC 740"),  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740.  As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any recognized tax benefits.

Loss per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout the financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our results of operations or financial condition.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 4,139,430 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2010, all of which raise substantial doubt about VCMG’s ability to continue as a going concern. Management’s plan is to continue to pursue a merger for the Company and plans to continue to fund this operation.

NOTE 3 – COMMON STOCK TRANSACTIONS

As part of a rescission right in the merger agreement as of July 25, 2008 all of the shares that were issued as part of the merger of SFD and VMG, a total of 20,099,389 shares of common stock were returned and cancelled except 750,000 issued in the SFD transaction as the shares were never returned as required by the transaction. In addition, the outstanding warrants were cancelled. (Notes 4&7)

In the first quarter of fiscal 2009 the Company issued shares to the CEO and one of its directors totally 3,000,000 shares. These shares were issued to compensate the CEO and a director for services and expenses they have provided during the last two quarters of fiscal 2008 & all of fiscal 2009. The value of these services and expenses were determined to be $50,000, based on the closing price of the Company’s stock at the date of the issue.

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

For accounting purposes, the merger was treated as a recapitalization of VCMG by SFD and a purchase of VMG by VCMG. Accordingly, the financial results presented for all periods prior to the merger date are those of SFD. This evaluation was conducted pursuant to the guidance in ASC 805 as the former SFD shareholders have majority control of VCMG subsequent to the merger through majority voting interest, control the majority of the board of directors, and control the majority of all management decisions. VMG is a wholly owned subsidiary. SFD’s equity structure was restated to adopt the equity structure of VCMG (73 shares of VCMG for each share of VMG and SFD). As of the merger date, the financial statements include the combined operating results, assets and liabilities of VCMG, VMG and SFD. Since VCMG was inactive prior to the merger, it is not expected to constitute a significant part of the ongoing business of the combined company.

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

NOTE 5 – RELATED PARTY ACCOUNTS PAYABLE

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2010	June 30, 2009

Donald W Prosser (Director)	$63,959	$51,055
Gregory Paige (CEO & Director)	6,000	6,000

Total	$69,959	$57,055

NOTE 6 – INCOME TAXES

There is no recorded income tax provision or benefit recoded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation reserve.

	Deferred
	Tax	Valuation
	Assets	Allowance	Balance

Deferred tax assets at
June 30, 2007	$119,635	$(119,635)	$--
Additions for the year	187,755	(187,755)	--
Deferred tax assets at
June 30, 2008	$307,390	$(307,390)	$--
Additions for the year	33,900	(33,900)	--
Deferred tax assets at
June 30, 2009	$341,290	$(341,290)	$--
Additions for the year	3,200	(3,200)	--
Deferred tax assets at
June 30, 2009	$344,290	$(344,490)	$--

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $9,400 during the year ended June 30, 2010 and has approximately $905,195 of NOL set to expire beginning in the year ended June 30, 2027.

The Net Operating loss is as follows:

June 30, 2007	$314,000
June 30, 2008	492,795
June 30, 2009	89,000
June 30, 2010	9,400

Total	$905,195

NOTE 7- STOCK BASED COMPENSATION

VCMG had granted warrants to purchase the common stock of Secured Financial Data, Inc, a subsidiary as part of the private placement memorandum. In addition it granted warrants as part of the convertible notes payable to stockholders in fiscal 2008. VCMG also granted 1,000,000 options to a consultant during the year ended June 30, 2006 at an exercise price of 70% of the average 5 days closing price of VCMG’s common stock as quoted on the OTCBB.

	Warrants	Weighted Average
	Issued *	Exercise Price
Balance as of June 30, 2008	2,919,000	$1.00
Granted	--	$1.00
Forfeited	2,919,000
Exercised	--
Balance as of June 30, 2009	--	$1.00
* Adjusted to reflect the reverse stock split discussed in note 1. Does not include the effect of the 1,000,000 options whose exercise price is a discount to VCMG’s stock as discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that the we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of June 30, 2010, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.
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

None.

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

Name	Age	Positions

Gregory L. Paige	60	President, CEO, and Chairman
Marc L. Baker	50	Acting CFO, Secretary Treasurer and Director
Donald W. Prosser	59	Director

Gregory L. Paige, Chairman and CEO, age 60 has been the Chairman, CEO, and President, since July 1, 2008. Mr. Paige is currently President of Broad Street Marketing Inc. Mr. Paige has over 25 years experience in the financial services industry. He has been associated with E. F. Hutton, Merrill Lynch, Lehman Brothers, Kuhn Loeb and Drexel Burnham Lambert. Mr. Paige owned and managed three broker dealers including H.D. Vest a NASDAQ listed company. Mr. Paige has an AB degree from Diablo Valley College in 1971. Attended California State University at Hayward 1973 & 1974.

Marc L. Baker, Acting CFO, Secretary, Treasurer and director, age 50, has been with the Company since July 1, 2008. Mr. Baker is a CPA (inactive) in the state of Florida.

Donald W. Prosser, Director, age 59 has been a director since January 1, 2008. He is currently the Chief Financial Officer of IPtimize, Inc. He served a director and chief financial officer from 2001 until June 2007 of VCG Holding Corp. Mr. Prosser currently sits on the board of directors of Arête Industries, Inc. Mr. Prosser also has served as chief financial officer and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider.  Mr. Prosser has a M.A. in taxation (1975) and a B.A. in accounting and history from Western State College of Colorado (1973).  He is a certified public accountant licensed in Colorado (active).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that during and for the fiscal year ended June 30, 2010, our one of our officers was in compliance and one had not filed any reports, two directors were in compliance and one had not filed any required forms.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Michael Rideman, CEO and Co-Chairman(1)	2010	-	-	-	-	-	-
	2009	-
	2008	-
Dr. Ronald L. Rideman, Vice President and Co-Chairman (2)	2010	-	-	-	-	-	-
	2009	-
	2008	150,000
Alex Trujillo, COO(3)	2010	-	-	-	-	-	-
	2009	-
	2008	200,000
N. Richard Grassano, CFO(4)	2010	-	-	-	-	-	-
	2009	-
	2008	46,000
Gregory Paige	2010	-	-	-	-	-	-
	2009	-	-	-	-	-	-
Marc Baker	2010	-	-	-	-	-	-
	2009	-	-	-	-	-	-

______________ (1) Mr. Michael Rideman became the Registrant's CEO and Co-Chairman on July 1, 2006 and terminated March 1, 2008,
(2) Mr. Ronald L. Rideman became the Registrant's Vice President and Co-Chairman on July 1, 2006 and terminated July 1, 2008,
(3) Mr. Alex Trujillo became the Registrant's COO in September 2006, and terminated July 1, 2008,
(4) Mr. N. Richard Grassano became the Registrant's CFO on October 1, 2006. And resigned May 1, 2008

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended June 30, 2010.

Director Compensation

Our director has received no compensation during the year ended June 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of October 6, 2010, the Registrant had 16,643,057 shares of common stock issued and outstanding. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Dr. Ronald L. Rideman, Former Vice President, Treasurer and Co-Chairman 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	750,000 shares	4.51%

Common Stock	N. Richard Grassano, Former Chief Financial Officer 2655 LeJeune Road, Suite 311 Coral Gables, FL 33134	111,368 shares	*

Common Stock	Marc L. Baker(1) 12230 SW 2nd Street Plantation, FL 33325	4,149,999 shares	24.94%

Common Stock	Greg Paige 1450 South Dixie Highway Boca Raton, FL 33432	3,643,966 shares	21.89%

Common Stock	Donald W Prosser 7260 Osceola Street Westminster, CO 80030	2,590,000 shares	15.56%

Common Stock	All officers and directors as a group (4 persons)	11,245,333 shares	67.57%
*	Represents less then 1%
	(1)Includes 1,149,999 shares owned by DM Capital that is beneficially owned by Marc Baker

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Related Party Transactions

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2010	June 30, 2009

Donald W Prosser (Director)	$63,959	$51,055
Gregory Paige (CEO & Director)	6,000	6,000
Total	$69,959	$57,055

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

 The Registrant's Board of Directors has appointed Mcelravy, Kinchen & Associates, PC as independent public accountant for the fiscal year ending June 30, 2010.and the fiscal year ended June 30, 2009.

Principal Accounting Fees

 The following table presents the fees for professional audit services rendered by Mcelravy, Kinchen & Associates, PC, for the audit of the Registrant's annual financial statements for the years ended June 30, 2010 and the year ended June 30, 2009.

	Year Ended
	June 30, 2010	June 30, 2009
Audit fees (1)	$6,400	$12,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$6,400	$12,000
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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1)  Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at June 30, 2010 and 2009
Statements of Operations for years ended June 30, 2010 and 2009 and from July 1, 2008 (date of commencement of development stage) through June 30, 2010
Statements of Changes in Stockholders’ (Deficit) from July 1, 2008 (date of commencement of development stage) through June 30, 2010
Statements of Cash Flows for the years ended June 30, 2010 and 2009 and from July 1, 2008 (date of commencement of development stage) through June 30, 2010
Notes to Financial Statements

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

Date: October 13, 2010

Veracity Management Global, Inc.
By: Gregory L. Paige, CEO and Chairman
/s/ Gregory L. Paige

Veracity Management Global, Inc.
By: Marc L. Baker, Acting CFO and Director
/s/ Marc L. Baker