Form 10-Q
period 2010-09-30
Veracity Management Global, Inc.
filed 2010-11-12
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _____

Commission file number 0-52493

VERACITY MANAGEMENT GLOBAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

21819 Town Place Drive, Boca Raton, FL	33433
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: : (561) 998-8425

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

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)
	September 30,	June 30,
ASSETS	2010	2010

Current Assets	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable - Related party	$73,102	$69,959
Total Current Liabilities	73,102	69,959

Total Non - Current Liabilities	-	-

Total Liabilities	73,102	69,959

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at September 30, 2010 and June 30, 2010 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(102,103)	(98,960)

Total Stockholders' Deficit	(73,102)	(69,959)

Total Liabilities and Stockholders' Defecit	$-	$-

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months Ended September 30, 2010 and 2009 and the period from July 1, 2008 to September 30, 2010
(Unaudited)
(A Development Stage Company)

	2010	2009	Period re-entered development stage (July 1, 2008) to September 30, 2010
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses

Administrative Expenses	2,523	3,400	48,503

General Expenses	620	-	53,600

Total Expenses	3,143	3,400	102,103

Net Income (Loss)	$(3,143)	$(3,400)	$(102,103)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

The accompanying notes to financial statements are integral part of these financial statements..

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during Developmnet Stage	Accumulated Deficit	Total
Balance at June 30, 2010	16,643,057	$16,635	$4,052,836	$(98,960)	$(4,040,470)	$(69,959)
Net loss				(3,143)		(3,143)
Balance at September 30, 2010	16,643,057	$16,635	$4,052,836	$(102,103)	$(4,040,470)	$(73,102)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)
(A Development Stage Company)

	Three Months Ended, September 30, 2010	Three Months Ended, September 30, 2009	Period re-entered development stage (July 1, 2008) to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,143)	$(3,400)	$(102,103)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable relayed parties	3,143	-	48,579
Accounts Payable	-	3,400	3,524

Net cash used in operating activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-

Net cash provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH - BEGINNING OF PERIOD	-	-	-

CASH - END OF PERIOD	$-	$-	$-

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2010
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at September 30, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2010 are not necessarily indicative of the results which can be expected for the entire year.

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

Recently Issued Accounting Standards

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
THREE MONTHS ENDED SEPTEMBER 30, 2010
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
THREE MONTHS ENDED SEPTEMBER 30, 2010
(A Development Stage Company)
(Unaudited)

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,142,573 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2010, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	September 30, 2010	June 30, 2010

Donald W Prosser (Director)	$67,102	$63,959
Gregory Paige (CEO & Director)	6,000	6,000

Total	$73,102	$69,959

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date November 12, 2010.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues. The Company recorded revenue of $0 and $0 for the three months ended September 30, 2010 and 2009, respectively.

Cost of Services. The Company recorded cost of services of $0 and $0 for the three months ended September 30, 2010 and 2009, respectively.

Administrative Expenses: Our administrative expenses totaled $2,523 for the three-months ended September 30, 2010 as compared to $3,400 administrative expenses for the same period ended September 30, 2009.

General Expenses There was $620 general expenses were during the three-months ended September 30, 2010. There were no general expenses for the three months period ended September 30, 2009.

Net Loss. We incurred a net loss of $3,143 during the three-month period ended September 30, 2010, compared to a net loss of $3,400 during the three-month period ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010 and June 30, 2010, we had total assets of $0 and $0, respectively. We had total current liabilities of $73,102 at September 30, 2010 compared to $69,959 at June 30, 2010. We had long-term liabilities of $0 as of September 30, 2010 compared to $0 at June 30, 2010.

We had no working capital at September 30, 2010. Net cash used in operations during the three-month period ended September 30, 2010 was $0. For the three-month period ended September 30, 2009 the net cash provided from operations was $0.

During the three-month period ended September 30, 2010, financing activities provided $0 compared to $0 during the same three-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2010, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

As of September 30, 2010, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: November 12, 2010 /s/ Mark L. Baker Mark L. Baker CFO Dated: November 12, 2010