Form 10-Q
period 2010-12-31
Veracity Management Global, Inc.
filed 2011-02-14
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

On February 11, 2011, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)

	December 31,	June 30,
ASSETS	2010	2010

Current Assets	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$-	$-
Accounts Payable - Related party	76,296	69,959
Total Current Liabilities	76,296	69,959

Total Liabilities	76,296	69,959

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at December 30, 2010 and June 30, 2010 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(105,297)	(98,960)

Total Stockholders' Deficit	(76,296)	(69,959)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months and Six Months Ended December 31, 2010 and 2009
(A Development Stage Company)
(Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,	Period re-entered development Stage (July 1, 2008) to December 31,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	2,200	1,000	4,723	4,400	50,703
General Expenses	994	1,218	1,614	1,218	54,594
Selling Expenses	-	-	-	-	-
Depreciation	-	-	-	-	-
Total Expenses	3,194	2,218	6,337	5,618	105,297

Net Loss	$(3,194)	$(2,218)	$(6,337)	$(5,618)	$(105,297)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	15,692,237
* less then ($0.01)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDER'S COMPANY
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Developmnet Stage	Accumulated Deficit	Total
Balance at June 30, 2010	16,643,057	$16,635	$4,052,836	$(98,960)	$(4,040,470)	$(69,959)
Net loss				(6,337)		(6,337)
Balance at December 31, 2010	16,643,057	$16,635	$4,052,836	$(105,297)	$(4,040,470)	$(76,296)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENTS OF CASH FLOW
(Unaudited)
(A Development Stage Company)

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Period Re-entered Development Stage (July 1, 2008) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(6,337)	$(5,618)	$(105,297)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Receivable	-	-	-
Due to Related Parties	6,337	9,142	51,773
Accounts Payable	-	(3,524)	3,524

Net cash used in operating activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-

Net cash provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH - BEGINNING OF PERIOD	-	-	-

CASH - END OF PERIOD	$-	$-	$-

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2010
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at December 31, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended December 31, 2010 are not necessarily indicative of the results which can be expected for the entire year.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2010
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (continued)

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

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. Referenes made to FASB guidance throughout the financials have been updated for the Codification.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2010
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (continued)

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,145,767 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2010, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	December 31, 2009	June 30, 2010

Donald W Prosser (Director)	$70,296	$63,959
Gregory Paige (CEO & Director)	6,000	6,000

Total	$76,296	$69,959

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date of issuance of this report.

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

Results of Operations For the Three Months and the Six Months Ended December 31, 2010 Compared to Three Months and the Six Months Ended December 31, 2009

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the six months ended December 31, 2010 and 2009, respectively. The Company recorded revenue of $0 and $0 for the three months ended December 31, 2010 and 2009, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the six months ended December 31, 2010 and 2009, respectively. The Company recorded cost of services of $0 and $0 for the three months ended December 31, 2010 and 2009, respectively.

Administrative Expenses: Our administrative expenses totaled $4,723 for the six-months ended December 31, 2010 as compared to $4,400 administrative expenses for the same period ended December 31, 2009. Our administrative expenses totaled $2,200 for the three-months ended December 31, 2010 as compared to $1,000 administrative expenses for the same period ended December 31, 2009.

General Expenses General expenses were $1,614 during the six-months ended December 31, 2010. There were $1,218 general expenses for the six months period ended December 31, 2009. There were general expenses of $994 during the three-months ended December 31, 2010. There was $1,218 in general expenses for the three months period ended December 31, 2009.

Selling expenses: There were no selling expenses during the six months ended December 31, 2010 and for the six months ended December 31, 2009. There were no selling expenses during the three-months ended December 31, 2010 and for the three months period ended December 31, 2009.

Net Loss: We incurred a net loss of $6,337 during the six-month period ended December 31, 2010, compared to a net loss of $5,618 during the six-month period ended December 30, 2009. We incurred a net loss of $3,194 during the three-month period ended December 31, 2010, compared to a net loss of $2,218 during the three-month period ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, we had $0 current assets compared to $0 current assets at June 30, 2010. At December 31, 2010 and June 30, 2010, we had total assets of $0 and $0, respectively. We had total current liabilities of $76,296 at December 31, 2010 compared to $69,959 at June 30, 2010. We had long-term liabilities of $0 as of December 31, 2010 compared to $0 at June 30, 2010.

We had no working capital at December 31, 2010. Net cash used in operations during the six-month period ended December 31, 2010 was $0. For the six-month period ended December 31, 2009 the net cash provided from operations was $0.

During the six-month period ended December 31, 2010, financing activities provided $0 compared to $0 during the same six-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2010, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under. The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

As of December 31, 2010, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: February 14, 2011 /s/ Mark L. Baker Mark L. Baker CFO Dated: February 14, 2011