Form 10-K
period 2011-06-30
Veracity Management Global, Inc.
filed 2011-10-13
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

On October 11, 2011, the aggregate market value of the 11,104,270 common stock held by non-affiliates of the Registrant was approximately $17,767. On October 6, 2011, the Registrant had 16,643,057 shares of common stock outstanding.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☑

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

As of July 7, 2008, we re-entered the development stage. Our business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  Except as described above, our only activities have been organizational ones, directed at developing its business plan and raising capital.  We have not commenced any commercial operations and have no full-time employees.  As of the end of its fiscal year ending June 30, 2011, we have not reached any definitive understanding with any business opportunity concerning an acquisition.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

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

We will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In our efforts, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms engaged in similar activities;
•	Strength of management;
•
Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

•	Other relevant factors.

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

Government Regulation

We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2011, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

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

Adequate financing may not be available when needed

We have had loans from several of our shareholders, who are also an officer and director and the other is a director, to fund operating activities. The loans to date are a total of $79,262. While future operating activities are expected to be funded by the officers and directors, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

We have a history of operating losses, and we may not achieve or maintain profitability in the future

We have experienced a net loss of $9,844 and $9,380 for the fiscal years ended June 30, 2011 and 2010, respectively. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2011 and 2010, respectively.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and no such proceedings are known by us to be threatened or contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the year ended June 30, 2011 and 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the Symbol VCMG.   There is only a limited trading market for our stock and our stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $0.0016 and a low of $0.0012 for the fiscal year ended June 30, 2011.

Holders

As of September 29, 2011, we had approximately 225 holders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

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

Results of Operations for the Fiscal Year ended June 30, 2011 Compared to the Fiscal Year ended June 30, 2010

The results of the rescission agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues

No operating revenues were generated during the years ended June 30, 2011 and June 30, 2010.

Administrative Expenses

Our administrative expenses totaled $6,848 for the year ended June 30, 2011 as compared to $6,400 administrative expenses for the same period ended June 30, 2020.

General Expenses

General expenses were $3,096 during the year ended June 30, 2011 for general expenses. There were $2,980 general expenses for the year ended June 30, 2010.

Selling Expenses

There were no selling expenses during the year ended June 30, 2011 and for the year ended June 30, 2010.

Net Loss

We incurred a net loss of $9,844 during the year ended June 30, 2011, compared to a net loss of $9,380 during the year ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had $585 current assets compared to no current assets at June 30, 2010. At June 30, 2011 we had $585 in total assets and June 30, 2010, we had total of no assets. We had total current liabilities of $80,388 at June 30, 2011 compared to $69,959 at June 30, 2010. We had long-term liabilities of $0 as of June 30, 2011 compared to the same at June 30, 2010.

We had a working capital deficit of $79,803 at June 30, 2011. Net cash used by operations during the year ended June 30, 2011 was $(8,718). For the year ended June 30, 2010 the net cash used by operations was $(9,380).

During the year ended June 30, 2011, investing activities provided $0 compared to $0 used during the same period of the prior year.

During the year ended June 30, 2011, financing activities provided $9,303 compared to $9,380 provided during the same period of the prior year.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of June 30, 2011, we had stockholders’ deficit of $(79,803) an increase from the stockholders’ deficit of $(69,959) on June 30, 2010. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor. There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the Financial Statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (previously Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity; (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, and it did not have a significant impact on the Financial Statements.

In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting.  Therefore, smaller reporting companies will not need their auditors to test internal controls; however, management will still need to do its assessment for the year ended June 30, 2011.  We did not obtain an opinion on the Company’s internal controls over financial reporting for the year ended June 30, 2011 due to this change in the requirement.

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

Plan of Current and Future for the year 2012

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

Contractual Obligations and Commercial Commitments

Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Long-term Debt	$-	$-	$-	$-	$-
Capital Leases	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2011.

Inflation

To date, inflation has not had a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Veracity Management Global, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Veracity Management Global, Inc. (A Development Stage Company) as of June 30, 2011 and June 30, 2010, respectively, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the period the company re-entered development stage through June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity Management, Inc. as of June 31, 2011 and 2010 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
Houston, Texas
October 12, 2011

VERACITY MANAGEMENT GLOBAL, INC.
Balance Sheets
(A Development Stage Company)

ASSETS	June 30, 2011	June 30, 2010

Current Assets

Cash	$585	$--
Total Current Assets	585	--

Total Assets	$585	$--

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Related Party Accounts Payable	$79,262	$69,959
Accounts Payable	1,126	--
Total Current Liabilities	80,388	69,959

Total Liabilities	80,388	69,979

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	--	--
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit	(4,040,470)	(4,040,470)
Accumulated deficit during development stage	(108,804)	(98,960)
Total Stockholders' Equity (Deficit)	(79,803)	(69,959)

Total Liabilities and Stockholders' Equity (Deficit)	$585	$--

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For Years Ended June 30, 2011 and 2010
and the period re-entered Development Stage
(A Development Stage Company)

			Period
			re-entered
			Development
			Stage
			July 1, 2008
	2011	2010	to Present
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses
Administrative Expenses	6,848	6,400	52,828

General Expenses	3,096	2,980	56,076

Selling Expenses	-	-	-

Depreciation and Amortization	-	-	-
Total Expenses	9,944	9,380	108,904
Other Income
Interest income	100	-	100

Net Income (Loss)	$(9,844)	$(9,380)	$(108,804)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

* Less then $0.01 per share

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statement of Shareholders’ Deficit
(A Development Stage Company)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit during Development Stage	Total
Shares issued at inception	18,642,685	$18,643	$48,346	$--	$--	$66,989
Shares issued for cash	200,000	200	99,800	--	--	100,000
Effect of beneficial conversation feature	--	--	48,812	--	--	48,812
Shares issued for services	205,000	205	79,745	--	--	79,950
Net loss	--	--	--	(437,435)	--	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	--	(141,684)
Recap shares old Kirshner	899,860	900	(893)	--	--	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	--	25,810
Shares issued for cash	930,735	930	473,070	--	--	474,000
Shares issued for services	12,392,262	12,393	1,630,512	--	--	1,642,905
Net loss	--	--	--	(1,997,139)	--	(1,997,139)
Balance at June 30, 2007	36,805,895	38,806	2,502,128	(2,535,035)	--	3,899
Shares issued for cash	932,000	932	455,068	--	--	456,000
Options exercised for expenses	1,000,000	1,000	34,000	--	--	35,000
Shares issued for services	191,667	192	97,258	--	--	97,450
Imputed interest	--	--	1,877	--	--	1,877
Cancellation of shares	(5,187,116)	(5,189)	(29,812)	--	--	(35,001)
Net loss	--	--	--	(1,505,435)	--	(1,505,435)
Balance at June 30, 2008	33,742,446	33,741	3,060,519	(4,040,470)	--	(946,210)
Cancellation of sock	(20,099,389)	(20,106)	945,317	--	--	925,211
Shares issued for services	3,000,000	3,000	47,000	--	--	50,000
Net loss	--	--	--	--	(89,580)	(89,580)
Balance at June 30, 2009	16,643,057	16,635	4,052,836	(4,040,470)	(89,580)	(60,579)
Net Loss	--	--	--	--	(9,380)	(9,380)
Balance at June 30, 2010	16,643,057	16,635	4,052,836	(4,040,470)	(98,960)	(69,959)
Net Loss	--	--	--	--	(9,844)	(9,844)
Balance at June 30, 2011	16,643,057	$16,635	$4,052,836	$(4,040,470)	$(108,804)	$(79,803)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Cash Flows
For the Years Ended June 30, 2011 and 2010,
and the period re-entered Development Stage
(A Development Stage Company)

	Year Ended, June 30, 2011	Year Ended, June 30, 2010		Period re-entered Development Stage (July 1, 2008) to present
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(9,844)		$(9,380)	$(108,804)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued for services:	--		--	50,000
Increase (decrease) in:

Accounts payable	1,126		--	4,650

Net cash used by operating activities	(8,718)		(9,380)	(54,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party accounts payable	9,303		9,380	54,739
Net cash provided by financing activities	9,303		9,380	54,739

NET INCREASE (DECREASE) IN CASH	585		--	585
CASH - BEGINNING OF PERIOD	--		--	--

CASH - END OF PERIOD	$585	$	-- .	$585

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 & 2010
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

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the June 30, 2011 presentation.  On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

The statements of operations show the effect of a reclassification of the distribution of the subsidiary companies until July 1, 2008. The reclassification included all parts of the prior operations for both subsidiary companies as loss from discontinued operations for the prior reported period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The financial statements include the accounts of Veracity Management Global, Inc. and the operations of Secured Financial Data, Inc. and Veracity Management Group, Inc. are being reported as loss from discontinued operations. Any inter-company transactions have been eliminated as part of the transaction.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There was no cash or equivalents as of June 30, 2010.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ACS 740, "Accounting for Income Taxes" ("Statement 740"). Under Statement 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of ACS 740. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any recognized tax benefits.

Loss per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the Financial Statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (previously Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity; (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, and it did not have a significant impact on the Financial Statements.

In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting.  Therefore, smaller reporting companies will not need their auditors to test internal controls; however, management will still need to do its assessment for the year ended June 30, 2011.  We did not obtain an opinion on the Company’s internal controls over financial reporting for the year ended June 30, 2011 due to this change in the requirement.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,149,274 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2011, all of which raise substantial doubt about VCMG’s ability to continue as a going concern. Management’s plan is to continue to pursue a merger for the Company and plans to continue to fund this operation.

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

For accounting purposes, the merger was treated as a recapitalization of VCMG by SFD and a purchase of VMG by VCMG. Accordingly, the financial results presented for all periods prior to the merger date are those of SFD. This evaluation was conducted pursuant to the guidance in ACS 805 as the former SFD shareholders have majority control of VCMG subsequent to the merger through majority voting interest, control the majority of the board of directors, and control the majority of all management decisions. VMG is a wholly owned subsidiary. SFD’s equity structure was restated to adopt the equity structure of VCMG (73 shares of VCMG for each share of VMG and SFD). As of the merger date, the financial statements include the combined operating results, assets and liabilities of VCMG, VMG and SFD. Since VCMG was inactive prior to the merger, it is not expected to constitute a significant part of the ongoing business of the combined company.

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

NOTE 5 – RELATED PARTY ACCOUNTS PAYABLE

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2011	June 30, 2010

Donald W Prosser (Director)	$73,262	$63,959
Gregory Paige (CEO & Director)	6,000	6,000

Total	$79,262	$69,959

NOTE 6 – INCOME TAXES

There is no recorded income tax provision or benefit recoded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation reserve.

	Deferred Tax Assets	Valuation Allowance	Balance
Deferred tax assets at June 30, 2008	$307,390	$(307,390)	$--
Additions for the year	33,900	(33,900)	--
Deferred tax assets at June 30, 2009	$341,290	$(307,390)	$--
Additions for the year	3,200	(3,200)	--
Deferred tax assets at June 30, 2010	$344,290	$(341,290)	$--
Additions for the year	3,080	(3,080)	--
Deferred tax assets at June 30, 2011	$347,370	$(347,370)	$--

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $9,100 during the year ended June 30, 2011 and has approximately $914,295 of NOL set to expire beginning in the year ended June 30, 2028.

The Net Operating loss is as follows:

June 30, 2007	$314,000
June 30, 2008	492,795
June 30, 2009	89,000
June 30, 2010	9,400
June 30, 2011	9,100
Total	$914,295

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

Management's Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.
1.
As of June 30, 2011, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A)

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

Name	Age	Positions
Gregory L. Paige	61	President, CEO, and Chairman
Marc L. Baker	51	Acting CFO, Secretary Treasurer and Director
Donald W. Prosser	60	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below:

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Gregory Paige	2011	-	-	-	-	-	-
	2010	-
	2009	-	-	-	-	-	-
Marc Baker	2011	-	-	-	-	-	-
	2010	-
	2009	-	-	-	-	-	-
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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended June 30, 2011.

Director Compensation

Our director has received no compensation during the year ended June 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of October 6, 2011, the Registrant had 16,643,057 shares of common stock issued and outstanding. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Marc L. Baker(1) 12230 SW 2nd Street Plantation, FL 33325	4,149,999 shares	24.94%

Common Stock	Greg Paige 1450 South Dixie Highway Boca Raton, FL 33432	3,643,966 shares	21.89%

Common Stock	Donald W Prosser 7260 Osceola Street Westminster, CO 80030	2,590,000 shares	15.56%

Common Stock	All officers and directors as a group (4 persons)	10,383,965 shares	62.39%

*	Represents less then 1%
	(1) Includes 1,149,999 shares owned by DM Capital that is beneficially owned by Marc Baker

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Related Party Transactions

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2011	June 30, 2010

Donald W Prosser (Director)	$73,262	$63,959
Gregory Paige (CEO & Director)	6,000	6,000

Total	$79,262	$69,959

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

 The Registrant's Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ending June 30, 2011and the fiscal year ended June 30, 2010.

Principal Accounting Fees

 The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC, for the audit of the Registrant's annual financial statements for the years ended June 30, 2011 and the year ended June 30, 2010.

	Year Ended
	June 30, 2011	June 30, 2010
Audit fees (1)	$6,000	$6,400
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$6,000	$6,400

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

1)  Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at June 30, 2011 and 2010
Statements of Operations for years ended June 30, 2011 and 2010 and from July 1, 2008 (date of commencement of development stage) through June 30, 2011
Statements of Changes in Stockholders’ (Deficit) from July 1, 2008 (date of commencement of development stage) through June 30, 2011
Statements of Cash Flows for the years ended June 30, 2011 and 2010 and from July 1, 2008 (date of commencement of development stage) through June 30, 2011
Notes to Financial Statements

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

Veracity Management Global, Inc.

Date: October 13, 2011	By:	/s/ Gregory L. Paige
	Name :	Gregory L. Paige
	Title :	CEO and Chairman

Veracity Management Global, Inc.

	By:	/s/ Marc L. Baker
	Name :	Marc L. Baker
	Title :	Acting CFO and Director