Form 10-Q
period 2011-09-30
Veracity Management Global, Inc.
filed 2011-11-03
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
______________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to________

Commission file number 0-52493

VERACITY MANAGEMENT GLOBAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

21819 Town Place Drive, Boca Raton, FL	33433
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: : (561)998-8425

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

On October 28, 2011, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. (Unaudited) FINANCIAL STATEMENTS

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)

	September 30,	June 30,
	2010	2010
ASSETS

Current Assets
Cash	$729	$585
Total Current Assets	729	585

Total Assets	$729	$585

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$3,946	$1,126
Accounts Payable - Related party	79,762	79,262
Total Current Liabilities	83,708	80,388

Total Non- Current Liablities	-	-

Total Liabilities	83,708	80,388

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at September 30, 2010 and June 30, 2010 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(111,980)	(108,804)

Total Stockholders' Deficit	(82,979)	(79,803)

Total Liabilities and Stockholders' Defecit	$729	$585

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months Ended September 30, 2011 and 2010 and the period from July 1, 2008 to September 30, 2011
(Unaudited)
(A Development Stage Company)

	2011	2010	Period re-entered development stage (July 1, 2008) to September 30, 2011
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses

Administrative Expenses	3,000	2,523	55,828

General Expenses	176	620	56,252

Total Expenses	3,176	3,143	112,080
Other Income
Interest Income	-	-	100

Net Income (Loss)	$(3,176)	$(3,143)	$(111,980)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

* less then $0.01 per share

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during developmnet stage	Accumulated Deficit	Total
Balance at June 30, 2011	16,643,057	$16,635	$4,052,836	$(108,804)	$(4,040,470)	$(79,803)
Net loss				(3,176)		(3,176)
Balance at September 30, 2011	16,643,057	$16,635	$4,052,836	$(111,980)	$(4,040,470)	$(82,979)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)
(A Development Stage Company)

	Three Months Ended, September 30, 2011	Three Months Ended, September 30, 2010	Period re-entered development stage (July 1, 2008) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,176)	$(3,143)	$(111,980)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	2,820	3,400	7,470

Net cash used in operating activities	(356)	257	(54,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - accounts payable	500	3,143	55,239

Net cash provided by financing activities	500	3,143	55,239

NET INCREASE (DECREASE) IN CASH	144	3,400	729

CASH - BEGINNING OF PERIOD	585	-	-

CASH - END OF PERIOD	$729	$3,400	$729

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2011
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at September 30, 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2011 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,152,450 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	September 30, 2011	June 30, 2011
Donald W Prosser (Director)	$73,762	$73,262
Gregory Paige (CEO & Director)	6,000	6,000

Total	$79,762	$79,262

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date November 1, 2011.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues. The Company recorded revenue of $0 and $0 for the three months ended September 30, 2011 and 2010, respectively.

Cost of Services. The Company recorded cost of services of $0 and $0 for the three months ended September 30, 2011 and 2010, respectively.

Administrative Expenses: Our administrative expenses totaled $3,000 for the three-months ended September 30, 2011 as compared to $2,523 administrative expenses for the same period ended September 30, 2010.

General Expenses There was $176 general expenses were during the three-months ended September 30, 2011. There was $620 in general expenses for the three months period ended September 30, 2010.

Net Loss. We incurred a net loss of $3,176 during the three-month period ended September 30, 2011, compared to a net loss of $3,143 during the three-month period ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011 and June 30, 2011, we had total assets of $729 and $585, respectively. We had total current liabilities of $83,708 at September 30, 2011 compared to $80,388 at June 30, 2011. We had long-term liabilities of $0 as of September 30, 2011 compared to $0 at June 30, 2011.

We had no working capital at September 30, 2010. Net cash used in operations during the three-month period ended September 30, 2011 was $(3560. For the three-month period ended September 30, 2010 the net cash used in operations was $(3,143).

During the three-month period ended September 30, 2011, financing activities provided $500 compared to $3,143 during the same three-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

As of September 30, 2011, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: November 3, 2011

/s/ Mark L. Baker Mark L. Baker CFO Dated: November 3, 2011