Form 10-Q
period 2011-12-31
Veracity Management Global, Inc.
filed 2012-02-15
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

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

On February 10, 2012, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
    (UNAUDITED)
(A Development Stage Company)

	December 31,	June 30,
ASSETS	2011	2011

Current Assets
Cash	$672	$585
Total Current Assets	672	585

Total Assets	$672	$585

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$965	$1,126
Accounts Payable - Related party	85,124	79,262
Total Current Liabilities	86,089	80,388

Total Non - Current Liabilities	-	-

Total Liabilities	86,089	80,388

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at December 31, 2011 and June 30, 2011 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(114,418)	(108,804)

Total Stockholders' Deficit	(85,417)	(79,803)

Total Liabilities and Stockholders' Defecit	$672	$585

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during developmnet stage	Accumulated Deficit	Total
Balance at June 30, 2011	16,643,057	$16,635	$4,052,836	$(108,804)	$(4,040,470)	$(79,803)
Net loss				(5,614)		(5,614)
Balance at December 31, 2011	16,643,057	$16,635	$4,052,836	$(114,418)	$(4,040,470)	$(85,417)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months Ended December 30, 2011 and 2010 and the period from July 1, 2008 to December 30, 2011
 (A Development Stage Company)
(Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	Period re-entered development Stage (July 1, 2008) to December 31, 2011
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	2,200	4,000	4,723	56,828
General Expenses	1,438	994	1,614	1,614	57,590
Total Expenses	2,438	3,194	5,614	6,337	114,418

Net Loss	$(2,438)	$(3,194)	$(5,614)	$(6,337)	$(114,418)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057
* less then ($0.01)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)
(A Development Stage Company)

	Three Months Ended, December 31, 2011	Three Months Ended, December 31, 2010	Period re-entered development stage (July 1, 2008) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,614)	$(7,954)	$(114,418)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	(161)	(2,214)	4,489

Net cash used in operating activities	(5,775)	(10,168)	(59,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - acconts payable	5,862	10,168	60,601

Net cash provided by financing activities	5,862	10,168	60,601

NET INCREASE (DECREASE) IN CASH	87	-	672

CASH - BEGINNING OF PERIOD	585	-	-

CASH - END OF PERIOD	$672	$-	$672

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2011
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at December 31, 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended December 31, 2011 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 – GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,154,888 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2011, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	December 31, 2011	June 30, 2011

Donald W Prosser (Director)	$79,124	$73,262
Gregory Paige (CEO & Director)	6,000	6,000

Total	$85,124	$79,262

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

Results of Operations For the Three Months and the Six Months Ended December 31, 2011 Compared to Three Months and the Six Months Ended December 31, 2010

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the six months ended December 31, 2011 and 2010, respectively. The Company recorded revenue of $0 and $0 for the three months ended December 31, 2011 and 2010, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the six months ended December 31, 2011 and 2010, respectively. The Company recorded cost of services of $0 and $0 for the three months ended December 31, 2011 and 2010, respectively.

Administrative Expenses: Our administrative expenses totaled $4,000 for the six-months ended December 31, 2011 as compared to $4,723 administrative expenses for the same period ended December 31, 2010. Our administrative expenses totaled $1,000 for the three-months ended December 31, 2011 as compared to $2,200 administrative expenses for the same period ended December 31, 2010.

General Expenses General expenses were $1,614 during the six-months ended December 31, 2011. There were $1,614 general expenses for the six months period ended December 31, 2010. There were general expenses of $1,438 during the three-months ended December 31, 2011. There was $994 in general expenses for the three months period ended December 31, 2010.

Net Loss: We incurred a net loss of $5,614 during the six-month period ended December 31, 2011, compared to a net loss of $6,337 during the six-month period ended December 30, 2010. We incurred a net loss of $2,438 during the three-month period ended December 31, 2011, compared to a net loss of $3,194 during the three-month period ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, we had $ 672 current assets compared to $ 585 current assets at June 30, 2011. At December 31, 2011 and June 30, 2011, we had total assets of $ 672 and $ 585, respectively. We had total current liabilities of $86,089 at December 31, 2011 compared to $80,388 at June 30, 2011. We had long-term liabilities of $0 as of December 31, 2011 compared to $0 at June 30, 2011.

We had no working capital at December 31, 2011. Net cash used in operations during the six-month period ended December 31, 2011 was $5,775. For the six-month period ended December 31, 2011 the net cash used in operations was $10,168.

During the six-month period ended December 31, 2011, financing activities provided $5,862 compared to $10,168 during the same six-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under. The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

As of December 31, 2011, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 15, 2012

/s/ Mark L. Baker
Mark L. Baker
CFO
Dated: February 15, 2012