Form 10-Q
period 2012-03-31
Veracity Management Global, Inc.
filed 2012-05-21
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
_______________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

On April 23, 2012, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)
	March 31,	June 30,
	2012	2011
ASSETS
Current Assets
Cash	$568	$585
Total Current Assets	568	585

Total Assets	$568	$585

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,134	$1,126
Accounts Payable - Related party	87,124	79,262
Total Current Liabilities	88,258	80,388

Total Liabilities	88,258	80,388

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at March 31, 2012 and June 30, 2011 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(116,691)	(108,804)

Total Stockholders' Deficit	(87,690)	(79,803)

Total Liabilities and Stockholders' Deficit	$568	$585

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months and Nine Months Ended March 31, 2012 and 2011 and the period re-entered development stage (July, 1, 2008) to March 31, 2012
(A Development Stage Company)
(Unaudited)

					Period re-entered development Stage (July 1, 2008) to March 31,
	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	1,125	5,000	5,848	57,828
General Expenses	1,273	341	2,887	1,955	58,963
Total Expenses	2,273	1,466	7,887	7,803	116,791
Other income
Interest income	--	100	--	100	100

Net Loss	$(2,273)	$(1,366)	$(7,887)	$(7,703)	$(116,691)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057
* less then ($0.01)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during development stage	Accumulated Deficit	Total
Balance at June 30, 2011	16,643,057	$16,635	$4,052,836	$(108,804)	$(4,040,470)	$(79,803)
Net loss				(7,887)		(7,887)
Balance at March 31, 2012	16,643,057	$16,635	$4,052,836	$(116,691)	$(4,040,470)	$(87,690)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENTS OF CASH FLOW
(Unaudited)
(A Development Stage Company)
	Nine Months Ended, March 31,	Nine Months Ended, March 31,	Period re-entered development stage (July 1, 2008) to March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(7,887)	$(7,703)	$(116,691)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	8	-	1,134

Net cash used by operating activities	(7,879)	(7,703)	(65,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Parties - accounts payable	7,862	8,303	66,125

Net cash provided by financing activities	7,862	8,303	66,125

NET INCREASE (DECREASE) IN CASH	(17)	600	568

CASH - BEGINNING OF PERIOD	585	-	-

CASH - END OF PERIOD	$568	$600	$568

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2012
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at March 31, 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended March 31, 2012 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,157,161 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2012, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	March 31, 2012	June 30, 2011
Donald W Prosser (Director)	$81,124	$73,262
Gregory Paige (CEO & Director)	6000	6000

Total	$87,124	$79,262

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date May 21, 2012.

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

Results of Operations For the Three Months and the Nine Months Ended March 31, 2012 Compared to Three Months and the Nine Months Ended March 31, 2011

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the nine months ended March 31, 2012 and 2011, respectively. The Company recorded revenue of $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the nine months ended March 31, 2012 and 2011, respectively. The Company recorded cost of services of $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Administrative Expenses: Our administrative expenses totaled $5,000 for the nine-months ended March 31, 2012 as compared to $5,848 administrative expenses for the same period ended March 31, 2011. Our administrative expenses totaled $1,000 for the three-months ended March 31, 2012 as compared to $1,125 administrative expenses for the same period ended March 31, 2011.

General Expenses General expenses were $2,887 during the nine-months ended March 31, 2012. There were $1,955 general expenses for the nine months period ended March 31, 2011. There were general expenses of $1,273 during the three-months ended March 31, 2012. There were general expenses of $341 for the three months period ended March 31, 2011.

Selling expenses: There were no selling expenses during the nine months ended March 31, 2012 and for the nine months ended March 31, 2011. There were no selling expenses during the three-months ended March 31, 2012 and for the three months period ended March 31, 2011.

Net Loss: We incurred a net loss of $7,887 during the nine-month period ended March 31, 2011, compared to a net loss of $7,703 during the nine-month period ended March 31, 2011. We incurred a net loss of $2,273 during the three-month period ended March 31, 2012, compared to a net loss of $1,366 during the three-month period ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, we had $568 current assets compared to $585 current assets at June 30, 2011. We had total current liabilities of $88,258 at March 31, 2012 compared to $80,388 at June 30, 2011. We had long-term liabilities of $0 as of March 31, 2012 compared to $0 at June 30, 2011.

We had deficit working capital of $87,690 at March 31, 2012.

Net cash used by operations during the nine-month period ended March 31, 2012 was $(7,879). For the nine-month period ended March 31, 2011 the net cash used by operations was $(7,703).

During the nine-month period ended March 31, 2012, financing activities provided $7,862 compared to $8,303 during the same nine-month period in the prior year.

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

As of March 31, 2012, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Veracity Management Global, Inc.

Dated: May 21, 2012	By:	/s/ Gregory L. Paige
Gregory L. Paige
CEO

Dated: May 21, 2012	By:	/s/ Mark L. Baker
Mark L. Baker
CFO