Form 10-K
period 2012-06-30
Veracity Management Global, Inc.
filed 2012-09-25
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

                               ☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No 

On September 13, 2012, the aggregate market value of the 11,104,270 common stock held by non-affiliates of the Registrant was approximately $42,196. On September 13, 2012, the Registrant had 16,643,057 shares of common stock outstanding.

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer  (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

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

As of July 1, 2008, we re-entered the development stage. Our business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  Except as described above, our only activities have been organizational ones, directed at developing its business plan and raising capital.  We have not commenced any commercial operations and have no full-time employees.  As of the end of its fiscal year ending June 30, 2011, we have not reached any definitive understanding with any business opportunity concerning an acquisition.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

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

Government Regulation

We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2012, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

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

Adequate financing may not be available when needed

We have had loans from several of our shareholders, who are also an officer and director and the other is a director, to fund operating activities. The loans to date are a total of $88,124. While future operating activities are expected to be funded by the officers and directors, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

We have a history of operating losses, and we may not achieve or maintain profitability in the future

We have experienced a net loss of $9,320 and $9,844 for the fiscal years ended June 30, 2012 and 2011, respectively. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2012 and 2011, respectively.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol VCMG.   There is only a limited trading market for our stock and our stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $0.00326 and a low of $0.0012 for the fiscal year ended June 30, 2012.

Holders

As of September 13, 2012, we had approximately 225 holders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

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

Results of Operations for the Fiscal Year ended June 30, 2012 Compared to the Fiscal Year ended June 30, 2011

The results of the rescission agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues

No operating revenues were generated during the years ended June 30, 2012 and June 30, 2011.

Administrative Expenses

Our administrative expenses totaled $6,000 for the year ended June 30, 2012 as compared to $6,848 administrative expenses for the same period ended June 30, 2011.

General Expenses

General expenses were $3,320 during the year ended June 30, 2012 for general expenses. There were $3,096 general expenses for the year ended June 30, 2011.

Selling Expenses

There were no selling expenses during the year ended June 30, 2012 and for the year ended June 30, 2011.

Net Loss

We incurred a net loss of $9,320 during the year ended June 30, 2012, compared to a net loss of $9,844 during the year ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had $194 current assets compared to $585 at June 30, 2011. At June 30, 2012 we had $194 in total assets and June 30, 2011, we had total assets of $585. We had total current liabilities of $89,317at June 30, 2012 compared to $80,388 at June 30, 2011. We had long-term liabilities of $0 as of June 30, 2012 compared to the same at June 30, 2011.

We had a working capital deficit of $89,123 at June 30, 2012. Net cash used by operations during the year ended June 30, 2012 was $(9,253). For the year ended June 30, 2011 the net cash used by operations was $(8,718).

During the year ended June 30, 2011, investing activities provided $0 compared to $0 used during the same period of the prior year.

During the year ended June 30, 2011, financing activities provided $9,303 compared to $9,380 provided during the same period of the prior year.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of June 30, 2012, we had stockholders’ deficit of $(89,123) an increase from the stockholders’ deficit of $(79,803) on June 30, 2011. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor. There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Recent Accounting Pronouncements

In June 2011, the FASB issued new authoritative accounting guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements, including reclassification adjustments.

In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard is not expected to have an impact on the Company’s 2012 financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update is not expected to have a material impact on the Company’s disclosures and financial statements

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Plan of Current and Future for the year 2013

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

Contractual Obligations and Commercial Commitments

Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term Debt	$ -	$ -	$ -	$ -	$ -
Capital Leases	$ -	$ -	$ -	$ -	$ -
Operating Leases	$ -	$ -	$ -	$ -	$ -

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2012.

Inflation

To date, inflation has not had a material impact on our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Veracity Management Global, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Veracity Management Global, Inc. (A Development Stage Company) as of June 30, 2012 and June 30, 2011, and the related statements of operations and cash flows for the period the company re-entered development stage through June 30, 2012, and the related statement of stockholders’ equity for the period from inception until June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity Management, Inc. as of June 30, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
Houston, Texas
September 21, 2012

VERACITY MANAGEMENT GLOBAL, INC.
Balance Sheets
(A Development Stage Company)

ASSETS	June 30, 2012	June 30, 2011

Current Assets

Cash	$194	$585
Total Current Assets	194	585

Total Assets	194	585

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Related Party Accounts Payable	$88,124	$79,262
Accounts Payable	1,193	1,126
Total Current Liabilities	89,317	80,388

Total Liabilities	89,317	80,388

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	--	--
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit	(4,040,470)	(4,040,470)
Accumulated deficit during development stage	(118,124)	(108,804)
Total Stockholders' Equity (Deficit)	(89,123)	(79,803)

Total Liabilities and Stockholders' Equity (Deficit)	$194	$585

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For Years Ended June 30, 2012 and 2011
and the period re-entered Development Stage to June 30, 2012
(A Development Stage Company)

			Period
			re-entered
			Development
			Stage
			July 1, 2008
	2012	2011	to June 30, 2012
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses
Administrative Expenses	6,000	6,848	58,828

General Expenses	3,320	3,096	59,396

Selling Expenses	-	-	-

Depreciation and Amortization	-	-	-
Total Expenses	9,320	9,944	118,224
Other Income
Interest income	-	100	100

Net Income (Loss)	$(9,320)	$(9,844)	$(118,124)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

* Less than $0.01 per share

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statement of Stockholders’ Deficit
(A Development Stage Company)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit during Development Stage	Total
Shares issued at inception	18,642,685	$18,643	$48,346	$--	$--	$66,989
Shares issued for cash	200,000	200	99,800	--	--	100,000
Effect of beneficial conversation feature	--	--	48,812	--	--	48,812
Shares issued for services	205,000	205	79,745	--	--	79,950
Net loss	--	--	--	(437,435)	--	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	--	(141,684)
Recap shares old Kirshner	899,860	900	(893)	--	--	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	--	25,810
Shares issued for cash	930,735	930	473,070	--	--	474,000
Shares issued for services	12,392,262	12,393	1,630,512	--	--	1,642,905
Net loss	--	--	--	(1,997,139)	--	(1,997,139)
Balance at June 30, 2007	36,805,895	38,806	2,502,128	(2,535,035)	--	3,899
Shares issued for cash	932,000	932	455,068	--	--	456,000
Options exercised for expenses	1,000,000	1,000	34,000	--	--	35,000
Shares issued for services	191,667	192	97,258	--	--	97,450
Imputed interest	--	--	1,877	--	--	1,877
Cancellation of shares	(5,187,116)	(5,189)	(29,812)	--	--	(35,001)
Net loss	--	--	--	(1,505,435)	--	(1,505,435)
Balance at June 30, 2008	33,742,446	33,741	3,060,519	(4,040,470)	--	(946,210)
Cancellation of stock	(20,099,389)	(20,106)	945,317	--	--	925,211
Shares issued for services	3,000,000	3,000	47,000	--	--	50,000
Net loss	--	--	--	--	(89,580)	(89,580)
Balance at June 30, 2009	16,643,057	16,635	4,052,836	(4,040,470)	(89,580)	(60,579)
Net Loss	--	--	--	--	(9,380)	(9,380)
Balance at June 30, 2010	16,643,057	16,635	4,052,836	(4,040,470)	(98,960)	(69,959)
Net Loss	--	--	--	--	(9,844)	(9,844)
Balance at June 30, 2011	16,643,057	16,635	4,052,836	(4,040,470)	(108,804)	(79,803)
Net Loss	--	--	--	--	(9,320)	(9,320)
Balance at June 30, 2012	16,643,057	$16,635	$4,052,836	$(4,040,470)	$(118,124)	$(89,123)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Cash Flows
For the Years Ended June 30, 2012 and 2011,
and the period re-entered Development Stage to June 30, 2012
(A Development Stage Company)

	Year Ended, June 30, 2012	Year Ended, June 30, 2011	Period re-entered Development Stage (July 1, 2008) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(9,320)	$(9,844)	$(118,124)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for services	--	--	50,000
Increase (decrease) in:
Accounts payable	67	1,126	4,717

Net cash used by operating activities	(9,253)	(8,718)	(63,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party accounts payable	8,862	9, 303	63,016
Net cash provided by financing activities	8,862	9,303	63,016

NET INCREASE (DECREASE) IN CASH	(391)	585	(391)
CASH - BEGINNING OF PERIOD	585	--	585

CASH - END OF PERIOD	$194	$585	$194

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 & 2011
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

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the June 30, 2012 presentation.  On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 & 2011
(A Development Stage Company)

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

As of June 30, 2012, the following assets and liabilities were valued at fair value on a recurring and non-recurring basis:

Gains
Description	Level 1	Level 2	Level 3	(Losses)
None	$-	$-	$-	$-

As of June 30, 2011, the following assets and liabilities were valued at fair value on a recurring and non-recurring basis:

Gains
Description	Level 1	Level 2	Level 3	(Losses)
None	$-	$-	$-	$-

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 & 2011
(A Development Stage Company)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2012 and 2011.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new authoritative accounting guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements, including reclassification adjustments. In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard is not expected to have an impact on the Company’s 2012 financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update is not expected to have a material impact on the Company’s disclosures and financial statements.  Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 & 2011
(A Development Stage Company)

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,158,594 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2012, all of which raise substantial doubt about VCMG’s ability to continue as a going concern. Management’s plan is to continue to pursue a merger for the Company and plans to continue to fund this operation.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 & 2011
(A Development Stage Company)

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

NOTE 5 – RELATED PARTY ACCOUNTS PAYABLE

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2012	June 30, 2011

Donald W Prosser (Director)	$82,124	$73,262
Gregory Paige (CEO & Director)	6,000	6,000

Total	$88,124	$79,262

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 & 2011
(A Development Stage Company)

NOTE 6 – INCOME TAXES

There is no recorded income tax provision or benefit recoded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation reserve.

	Deferred
	Tax	Valuation
	Assets	Allowance	Balance

Deferred tax assets at
June 30, 2010	$344,290	$(344,290)	$--
Additions for the year	3,331	(3,331)	--
Deferred tax assets at
June 30, 2011	$347,621	$(347,621)	$--
Additions for the year	3,154	(3,154)	--
Deferred tax assets at
June 30, 2012	$350,775	$(350,775)	$--

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $9,320 during the year ended June 30, 2012 and has approximately $924,359 of NOL set to expire beginning in the year ended June 30, 2028.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 & 2011
(A Development Stage Company)

The Net Operating loss is as follows:

	June 30, 2007	$314,000
	June 30, 2008	492,795
	June 30, 2009	89,000
	June 30, 2010	9,400
	June 30, 2011	9,844
	June 30, 2012	9,320

Total		$924,359

NOTE 7 – SUBSEQUENT EVENTS

There were no subsequent events requiring disclosure through the date of this filing.

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

Management's Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of June 30, 2012, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
.

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

Name	Age	Positions
Gregory L. Paige	62	President, CEO, and Chairman
Marc L. Baker	52	Acting CFO, Secretary Treasurer and Director
Donald W. Prosser	61	Director

Gregory L. Paige, Chairman and CEO, age 62 has been the Chairman, CEO, and President, since July 1, 2008. Mr. Paige is currently President of Broad Street Marketing Inc. Mr. Paige has over 25 years experience in the financial services industry. He has been associated with E. F. Hutton, Merrill Lynch, Lehman Brothers, Kuhn Loeb and Drexel Burnham Lambert. Mr. Paige owned and managed three broker dealers including H.D. Vest a NASDAQ listed company. Mr. Paige has an AB degree from Diablo Valley College in 1971. Attended California State University at Hayward 1973 & 1974.

Marc L. Baker, Acting CFO, Secretary, Treasurer and director, age 52, has been with the Company since July 1, 2008. Mr. Baker is a CPA (inactive) in the state of Florida.

Donald W. Prosser, Director, age 61 has been a director since January 1, 2008. He is currently the Chief Executive Officer and Chairman of the Board of Arete Industries, Inc. He served a director and chief financial officer from 2001 until June 2007 of VCG Holding Corp. Mr. Prosser also has served as chief financial officer and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider.  Mr. Prosser has a M.A. in taxation (1975) and a B.A. in accounting and history from Western State College of Colorado (1973).  He is a certified public accountant licensed in Colorado (active).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that during and for the fiscal year ended June 30, 2011, our one of our officers was in compliance and one had not filed any reports, two directors were in compliance and one had not filed any required forms.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below:

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
	Year	Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position		($)	($)	($)	($)	($)	($)

Gregory Paige	2012	-	-	-	-	-	-
	2011	-
	2010	-	-	-	-	-	-

Marc Baker	2012	-	-	-	-	-	-
	2011	-
	2010	-	-	-	-	-	-

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended June 30, 2012.

Director Compensation

Our director has received no compensation during the year ended June 30, 2012.

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
	(1) Includes 1,149,999 shares owned by DM Capital that is beneficially owned by Marc Baker

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Related Party Transactions

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2012	June 30, 2011

Donald W Prosser (Director)	$82,124	$73,262
Gregory Paige (CEO & Director)	6,000	6,000
Total	$88,124	$79,262

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

 The Registrant's Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ending June 30, 2012 and the fiscal year ended June 30, 2011.

Principal Accounting Fees

 The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC, for the audit of the Registrant's annual financial statements for the years ended June 30, 2012 and the year ended June 30, 2011.

	Year Ended
	June 30, 2012	June 30, 2011
Audit fees (1)	$6,000	$6,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$6,000	$6,000

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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1)  Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at June 30, 2012 and 2011
Statements of Operations for years ended June 30, 2012 and 2011 and from July 1, 2008 (date of commencement of development stage) through June 30, 2012
Statements of Changes in Stockholders’ (Deficit) from July 1, 2008 (date of commencement of development stage) through June 30, 2012
Statements of Cash Flows for the years ended June 30, 2012 and 2011 and from July 1, 2008 (date of commencement of development stage) through June 30, 2012
Notes to Financial Statements

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

Date: September 24, 2012

Veracity Management Global, Inc.
By: Gregory L. Paige, CEO and Chairman
/s/ Gregory L. Paige

Veracity Management Global, Inc.
By: Marc L. Baker, Acting CFO and Director
/s/ Marc L. Baker