Form 10-Q
period 2012-09-30
Veracity Management Global, Inc.
filed 2012-11-01
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

On November 1, 2012, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. (Unaudited) FINANCIAL STATEMENTS

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)

	September 30,	June 30,
ASSETS	2012	2012

Current Assets
Cash	$149	$194
Total Current Assets	149	194

Total Assets	$149	$194

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$-	$1,193
Accounts Payable - Related party	92,902	88,124
Total Current Liabilities	92,902	89,317

Total Non - Current Liabilities	-	-

Total Liabilities	92,902	89,317

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at September 30, 2012 and June 30, 2012 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(121,754)	(118,124)

Total Stockholders' Deficit	(92,753)	(89,123)

Total Liabilities and Stockholders' Defecit	$149	$194

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months Ended September 30, 2012 and 2011 and the period from July 1, 2008 to September 30, 2012
(Unaudited)
(A Development Stage Company)

	2012	2011	Period re-entered development stage (July 1, 2008) to September 30, 2012
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses

Administrative Expenses	3,000	3,000	61,828

General Expenses	630	176	60,026

Total Expenses	3,630	3,176	121,854
Other Income
Interest income	-	-	100
Net Income (Loss)	$(3,630)	$(3,176)	$(121,754)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

The accompanying notes to financial statements are integral part of these financial statements..

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during developmnet stage	Accumulated Deficit	Total
Balance at June 30, 2012	16,643,057	$16,635	$4,052,836	$(118,124)	$(4,040,470)	$(89,123)
Net loss				(3,630)		(3,630)
Balance at September 30, 2012	16,643,057	$16,635	$4,052,836	$(121,754)	$(4,040,470)	$(92,753)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)
(A Development Stage Company)

	Three Months Ended, September 30,	Three Months Ended, September 30,	Period re-entered development stage (July 1, 2008) to September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,630)	$(3,176)	$(121,754)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	(1,193)	2,820	3,524

Net cash used in operating activities	(4,823)	(356)	(68,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - acconts payable	4,778	500	67,794

Net cash provided by financing activities	4,778	500	67,794

NET INCREASE (DECREASE) IN CASH	(45)	144	(436)

CASH - BEGINNING OF PERIOD	194	585	585

CASH - END OF PERIOD	$149	$729	$149

The accompanying notes to financial statements are integral part of these financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2012
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at September 30, 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2012 are not necessarily indicative of the results which can be expected for the entire year.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2012
(A Development Stage Company)
(Unaudited)

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update is not expected to have a material impact on the Company’s disclosures and financial statement.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,162,224 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2012, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	September 30, 2012	June 30, 2012

Donald W Prosser (Director)	$86,902	$82,124
Gregory Paige (CEO & Director)	6,000	6,000

Total	$92,902	$88,124

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date November 1, 2012.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues. The Company recorded revenue of $0 and $0 for the three months ended September 30, 2012 and 2011, respectively.

Cost of Services. The Company recorded cost of services of $0 and $0 for the three months ended September 30, 2012 and 2011, respectively.

Administrative Expenses: Our administrative expenses totaled $3,000 for the three-months ended September 30, 2012 as compared to $3,000 administrative expenses for the same period ended September 30, 2011.

General Expenses There was $630 of general expenses that were expensed during the three-months ended September 30, 2012. There was $176 in general expenses for the three months period ended September 30, 2011.

Net Loss. We incurred a net loss of $3,630 during the three-month period ended September 30, 2012, compared to a net loss of $3,176 during the three-month period ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012 and June 30, 2012, we had total assets of $149 and $194, respectively. We had total current liabilities of $92,902 at September 30, 2012 compared to $89,317 at June 30, 2012. We had long-term liabilities of $0 as of September 30, 2012 compared to $0 at June 30, 2012.

We had a working capital deficit of $(92,753) at September 30, 2012. Net cash used in operations during the three-month period ended September 30, 2012 was $(4,823). For the three-month period ended September 30, 2011 the net cash used in operations was $(356).

During the three-month period ended September 30, 2012, financing activities provided $4,778 compared to $500 during the same three-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2012, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

As of September 30, 2012, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the SEC on September 25, 2012 and amended on May 1, 2012. The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2012, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: November 1, 2012 /s/ Mark L. Baker Mark L. Baker CFO Dated: November 1, 2012