Form 10-Q
period 2012-12-31
Veracity Management Global, Inc.
filed 2013-01-29
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to ________________

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

On January 28, 2013, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)

	December 31,	June 30,
ASSETS	2012	2012
	(Unaudited)
Current Assets
Cash	$104	$194
Total Current Assets	104	194

Total Assets	$104	$194

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$-	$1,193
Accounts Payable - Related party	94,162	88,124
Total Current Liabilities	94,162	89,317

Total Non - Current Liabilities	-	-

Total Liabilities	94,162	89,317

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at December 31, 2012 and June 30, 2012, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(123,059)	(118,124)

Total Stockholders' Deficit	(94,058)	(89,123)

Total Liabilities and Stockholders' Defecit	$104	$194

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three and Six Months Ended December 30, 2012 and 2011 and the period from July 1, 2008 to December 30, 2012
 (A Development Stage Company)
(Unaudited)

					Period re-entered development
	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,	Stage (July 1, 2008) to December 31,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	1,000	4,000	4,000	62,828
General Expenses	395	1,438	935	1,614	60,231
Total Expenses	1,395	2,438	4,935	5,614	123,059

Net Loss	$(1,395)	$(2,438)	$(4,935)	$(5,614)	$(123,059)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057
* less then ($0.01)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during Developmnet Stage	Accumulated Deficit	Total
Balance at June 30, 2012	16,643,057	$16,635	$4,052,836	$(118,124)	$(4,040,470)	$(89,123)
Net loss				(4,935)		(4,935)
Balance at December 31, 2012	16,643,057	$16,635	$4,052,836	$(123,059)	$(4,040,470)	$(94,058)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC. STATEMENT OF CASH FLOWS
(Unaudited)
(A Development Stage Company)

	Six Months Ended, December 31,	Six Months Ended, December 31,	Period re-entered development stage (July 1, 2008) to December 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,935)	$(5,614)	$(123,059)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	(1,193)	(161)	3,524

Net cash used in operating activities	(6,128)	(5,775)	(69,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - acconts payable	6,038	5,862	69,054

Net cash provided by financing activities	6,038	5,862	69,054

NET INCREASE (DECREASE) IN CASH	(90)	87	(481)

CASH - BEGINNING OF PERIOD	194	585	585

CASH - END OF PERIOD	$104	$672	$104

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2012
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at December 31, 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended December 31, 2012 are not necessarily indicative of the results which can be expected for the entire year.

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

Recently Issued Accounting Standards

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2012
(A Development Stage Company)
(Unaudited)

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,163,529 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2012, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2012
(A Development Stage Company)
(Unaudited)

	December 31, 2012	June 30, 2012

Donald W Prosser (Director)	$88,162	$82,124
Gregory Paige (CEO & Director)	6,000	6,000

Total	$94,162	$88,124

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

Results of Operations For the Three Months and the Six Months Ended December 31, 2012 Compared to Three Months and the Six Months Ended December 31, 2011

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the six months ended December 31, 2012 and 2011, respectively. The Company recorded revenue of $0 and $0 for the three months ended December 31, 2012 and 2011, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the six months ended December 31, 2012 and 2011, respectively. The Company recorded cost of services of $0 and $0 for the three months ended December 31, 2012 and 2011, respectively.

Administrative Expenses: Our administrative expenses totaled $4,000 for the six-months ended December 31, 2012 as compared to $4,000 administrative expenses for the same period ended December 31, 2011. Our administrative expenses totaled $1,000 for the three-months ended December 31, 2012 as compared to $1,000 administrative expenses for the same period ended December 31, 2011.

General Expenses General expenses were $935 during the six-months ended December 31, 2012. There were $1,614 general expenses for the six months period ended December 31, 2011. There were general expenses of $395 during the three-months ended December 31, 2012. There was $1,438 in general expenses for the three months period ended December 31, 2011.

Net Loss: We incurred a net loss of $4,935 during the six-month period ended December 31, 2012, compared to a net loss of $5,614 during the six-month period ended December 30, 2011. We incurred a net loss of $1,395 during the three-month period ended December 31, 2012, compared to a net loss of $2,438 during the three-month period ended December 31, 2011.

Liquidity and Capital Resources

At December 31, 2012, we had $104 current assets compared to $194 current assets at June 30, 2012. At December 31, 2012 and June 30, 2012, we had total assets of $104 and $194, respectively. We had total current liabilities of $94,162 at December 31, 2012 compared to $89,317 at June 30, 2012. We had long-term liabilities of $0 as of December 31, 2012 compared to $0 at June 30, 2012.

We had a working capital deficit of $(94,058) at December 31, 2012. Net cash used in operations during the six-month period ended December 31, 2012 was $(6,128). For the six-month period ended December 31, 2011 the net cash used in operations was $(5,775).

During the six-month period ended December 31, 2012, financing activities provided $6,038 compared to $5,862 during the same six-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under. The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company’s accounting for the non-cash compensation in the transaction, as discussed below.

As of December 31, 2012, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the SEC on September 25, 2012. The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2012, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: January 29, 2013 /s/ Mark L. Baker Mark L. Baker CFO Dated: January 29, 2013