Form 10-Q
period 2013-03-31
Veracity Management Global, Inc.
filed 2013-05-13
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______________ to______________

Commission file number 0-52493

VERACITY MANAGEMENT GLOBAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

21819 Town Place Dr.Boca Raton, FL	33433
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (561) 613-1888

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

On May 13, 2013, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)

	March 31,	June 30,
ASSETS	2013	2012

Current Assets
Cash	$59	$194
Total Current Assets	59	194

Total Assets	$59	$194

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$750	$1,193
Accounts Payable - Related party	95,442	88,124
Total Current Liabilities	96,192	89,317

Total Liabilities	96,192	89,317

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at March 31, 2013 and June 30, 2012 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(125,134)	(118,124)

Total Stockholders' Deficit	(96,133)	(89,123)

Total Liabilities and Stockholders' Defecit	$59	$194

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended March 31, 2013 and 2012 and the period re-entered development stage (July, 1, 2008) to March 31, 2013
(A Development Stage Company)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Period Re-entered Development Stage
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	(July 1, 2008) to March 31,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	1,000	5,000	5,000	63,828
General Expenses	1,075	1,273	2,010	2,887	61,306
Total Expenses	2,075	2,273	7,010	7,887	125,134
Other income
Interest income	--	--	--	--	--

Net Loss	$(2,075)	$(2,273)	$(7,010)	$(7,887)	$(125,134)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057
* less then ($0.01)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid in Capital	Accumulated Deficit During Developmnet Stage	Accumulated Deficit	Total
Balance at June 30, 2012	16,643,057	$16,635	$4,052,836	$(118,124)	$(4,040,470)	$(89,123)
Net loss	-	-	-	(7,010)	-	(7,010)
Balance at March 31, 2013	16,643,057	$16,635	$4,052,836	$(125,134)	$(4,040,470)	$(96,133)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENTS OF CASH FLOW
(Unaudited)
(A Development Stage Company)

	Nine Months Ended, March 31,	Nine Months Ended, March 31,	Period Re-entered Development Stage (July 1, 2008) to March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(7,010)	$(7,887)	$(125,134)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	(443)	8	4,274

Net cash used by operating activities	(7,453)	(7,879)	(70,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Parties - accounts payable	7,318	7,862	70,334

Net cash provided by financing activities	7,318	7,862	70,334

NET INCREASE (DECREASE) IN CASH	(135)	(17)	(526)

CASH - BEGINNING OF PERIOD	194	585	585

CASH - END OF PERIOD	$59	$568	$59

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2013
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at March 31, 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended March 31, 2013 are not necessarily indicative of the results which can be expected for the entire year.

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
NINE MONTHS ENDED MARCH 31, 2013
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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,165,604 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2013, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2013
(A Development Stage Company)
(Unaudited)

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	March 31, 2013	June 30, 2012

Donald W Prosser (Director)	$89,442	$82,124
Gregory Paige (CEO & Director)	6,000	6,000

Total	$95,442	$88,124

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date May 8, 2013.

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

Results of Operations For the Three Months and the Nine Months Ended March 31, 2013 Compared to Three Months and the Nine Months Ended March 31, 2012

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the nine months ended March 31, 2013 and 2012, respectively. The Company recorded revenue of $0 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the nine months ended March 31, 2013 and 2012, respectively. The Company recorded cost of services of $0 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Administrative Expenses: Our administrative expenses totaled $5,000 for the nine-months ended March 31, 2013 as compared to $5,000 administrative expenses for the same period ended March 31, 2012. Our administrative expenses totaled $1,000 for the three-months ended March 31, 2013 as compared to $1,000 administrative expenses for the same period ended March 31, 2012.

General Expenses General expenses were $2,010 during the nine-months ended March 31, 2013. There were $2,887 general expenses for the nine months period ended March 31, 2012. There were general expenses of $1,075 during the three-months ended March 31, 2013. There were general expenses of $1,273 for the three months period ended March 31, 2012.

Selling expenses: There were no selling expenses during the nine months ended March 31, 2013 and for the nine months ended March 31, 2012. There were no selling expenses during the three-months ended March 31, 2013 and for the three months period ended March 31, 2012.

Net Loss: We incurred a net loss of $7,010 during the nine-month period ended March 31, 2012, compared to a net loss of $7,887 during the nine-month period ended March 31, 2012. We incurred a net loss of $2,075 during the three-month period ended March 31, 2013, compared to a net loss of $2,273 during the three-month period ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, we had $59 current assets compared to $194 current assets at June 30, 2012. We had total current liabilities of $96,192 at March 31, 2013 compared to $89,317 at June 30, 2012. We had long-term liabilities of $0 as of March 31, 2013 compared to $0 at June 30, 2012.

We had deficit working capital of $96,133 at March 31, 2013.

Net cash used by operations during the nine-month period ended March 31, 2013 was $(7,453). For the nine-month period ended March 31, 2012 the net cash used by operations was $(7,879).

During the nine-month period ended March 31, 2013, financing activities provided $7,318 compared to $7,862 during the same nine-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2013 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

As of March 31, 2013, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibit

Veracity Management Global, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Gregory L. Paige Gregory L. Paige CEO Dated: May 13, 2013 /s/ Mark L. Baker Mark L. Baker CFO Dated: May 13, 2013