Form 10-K
period 2013-06-30
Veracity Management Global, Inc.
filed 2013-07-24
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☑                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No   ☑

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

On July 24, 2013, the aggregate market value of the 11,104,270 common stock held by non-affiliates of the Registrant was approximately $42,196. On July 24, 2013, the Registrant had 16,643,057 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

PART I

ITEM1.	Description of Business

ITEM 1A.	Risk Factors

ITEM 1B	Unresolved Staff Comments

ITEM 2.	Description of Property

ITEM 3.	Legal Proceedings

ITEM 4.	Mine Safety Disclosures

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 6.	Select Financial Data

ITEM 7.	Management’s Discussion and Analysis or Plan of Operations

ITEM 7-A.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 8.	Financial Statements

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9-A.	Controls and Procedures

ITEM 9-B	Other Information

PART III

ITEM 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

PART IV

ITEM 15.	Exhibits and Financial Statement schedules

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

Government Regulation

We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2013, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

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

Adequate financing may not be available when needed

We have had loans from several of our shareholders, who are also an officer and director and the other is a director, to fund operating activities. The loans to date are a total of $98,362. While future operating activities are expected to be funded by the officers and directors, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

We have a history of operating losses, and we may not achieve or maintain profitability in the future

We have experienced a net loss of $9,975 and $9,320 for the fiscal years ended June 30, 2013 and 2012, respectively. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2013 and 2012, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the Symbol VCMG.   There is only a limited trading market for our stock and our stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $0.00326 and a low of $0.0012 for the fiscal year ended June 30, 2013.

Holders

As of July 24, 2013, we had approximately 225 holders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

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

Results of Operations for the Fiscal Year ended June 30, 2013 Compared to the Fiscal Year ended June 30, 2012

The results of the rescission agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues

No operating revenues were generated during the years ended June 30, 2013 and June 30, 2012.

Administrative Expenses

Our administrative expenses totaled $6,000 for the year ended June 30, 2013 as compared to $6,000 administrative expenses for the same period ended June 30, 2012.

General Expenses

General expenses were $3,975 during the year ended June 30, 2013 for general expenses. There were $3,320 general expenses for the year ended June 30, 2012.

Selling Expenses

There were no selling expenses during the year ended June 30, 2013 and for the year ended June 30, 2012.

Net Loss

We incurred a net loss of $9,975 during the year ended June 30, 2013, compared to a net loss of $9,320 during the year ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had $14 current assets compared to $194 at June 30, 2012. At June 30, 2013 we had $14 in total assets and June 30, 2012, we had total assets of $14. We had total current liabilities of $99,112 at June 30, 2013 compared to $89,316 at June 30, 2012. We had long-term liabilities of $0 as of June 30, 2013 compared to the same at June 30, 2012.

We had a working capital deficit of $99,098 at June 30, 2013. Net cash used by operations during the year ended June 30, 2013 was $(10,418). For the year ended June 30, 2012 the net cash used by operations was $(9,253).

During the year ended June 30, 2013, investing activities provided $0 compared to $0 used during the same period of the prior year.

During the year ended June 30, 2013, financing activities provided $10,238 compared to $8,862 provided during the same period of the prior year.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of June 30, 2013, we had stockholders’ deficit of $(99,098) a increase from the stockholders’ deficit of $(89,123) on June 30, 2012. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor. There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Contractual Obligations and Commercial Commitments

Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term Debt	$ -	$ -	$ -	$ -	$ -
Capital Leases	$ -	$ -	$ -	$ -	$ -
Operating Leases	$ -	$ -	$ -	$ -	$ -

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2013.

Inflation

To date, inflation has not had a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Veracity Management Global, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Veracity Management Global, Inc. (A Development Stage Company) as of June 30, 2013 and June 30, 2012, and the related statements of operations and cash flows for the period the company re-entered development stage through June 30, 2013, and the related statement of stockholders’ equity for the period from inception until June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity Management, Inc. as of June 30, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
Houston, Texas
July 24, 2013

VERACITY MANAGEMENT GLOBAL, INC.
Balance Sheets
(A Development Stage Company)

ASSETS	June 30, 2013	June 30, 2012

Current Assets

Cash	$14	$194
Total Current Assets	14	194

Total Assets	$14	$194

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Related Party Accounts Payable	$98,362	$88,124
Accounts Payable	750	1,193
Total Current Liabilities	99,112	89,317

Total Liabilities	99,112	89,317

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	--	--
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit	(4,040,470)	(4,040,470)
Accumulated deficit during development stage	(128,099)	(118,124)
Total Stockholders' Equity (Deficit)	(99,098)	(89,123)

Total Liabilities and Stockholders' Equity (Deficit)	$14	$194

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For Years Ended June 30, 2013 and 2012
and the period re-entered Development Stage June 30, 2013
(A Development Stage Company)

			Period
			re-entered
			Development
			Stage
			July 1, 2008
	2013	2012	to June 30, 2013
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses
Administrative Expenses	6,000	6,000	64,828

General Expenses	3,975	3,320	63,371

Selling Expenses	-	-	-

Depreciation and Amortization	-	-	-
Total Expenses	9,975	9,320	128,199
Other Income
Interest income	-	-	100

Net Income (Loss)	$(9,975)	$(9,320)	$(128,099)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statement of Stockholders’ Deficit
(A Development Stage Company)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit during Development Stage	Total
Shares issued at inception	18,642,685	$18,643	$48,346	$--	$--	$66,989
Shares issued for cash	200,000	200	99,800	--	--	100,000
Effect of beneficial conversation feature	--	--	48,812	--	--	48,812
Shares issued for services	205,000	205	79,745	--	--	79,950
Net loss	--	--	--	(437,435)	--	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	--	(141,684)
Recap shares old Kirshner	899,860	900	(893)	--	--	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	--	25,810
Shares issued for cash	930,735	930	473,070	--	--	474,000
Shares issued for services	12,392,262	12,393	1,630,512	--	--	1,642,905
Net loss	--	--	--	(1,997,139)	--	(1,997,139)
Balance at June 30, 2007	36,805,895	38,806	2,502,128	(2,535,035)	--	3,899
Shares issued for cash	932,000	932	455,068	--	--	456,000
Options exercised for expenses	1,000,000	1,000	34,000	--	--	35,000
Shares issued for services	191,667	192	97,258	--	--	97,450
Imputed interest	--	--	1,877	--	--	1,877
Cancellation of shares	(5,187,116)	(5,189)	(29,812)	--	--	(35,001)
Net loss	--	--	--	(1,505,435)	--	(1,505,435)
Balance at June 30, 2008	33,742,446	33,741	3,060,519	(4,040,470)	--	(946,210)
Cancellation of stock	(20,099,389)	(20,106)	945,317	--	--	925,211
Shares issued for services	3,000,000	3,000	47,000	--	--	50,000
Net loss	--	--	--	--	(89,580)	(89,580)
Balance at June 30, 2009	16,643,057	16,635	4,052,836	(4,040,470)	(89,580)	(60,579)
Net Loss	--	--	--	--	(9,380)	(9,380)
Balance at June 30, 2010	16,643,057	16,635	4,052,836	(4,040,470)	(98,960)	(69,959)
Net Loss	--	--	--	--	(9,844)	(9,844)
Balance at June 30, 2011	16,643,057	16,635	4,052,836	(4,040,470)	(108,804)	(79,803)
Net Loss	--	--	--	--	(9,320)	(9,320)
Balance at June 30, 2012	16,643,057	16,635	4,052,836	(4,040,470)	(118,124)	(89,123)
Net Loss	--	--	--	--	(9,975)	(9,975)
Balance at June 30, 2013	16,643,057	$16,635	$4,052,836	$(4,040,470)	$(128,099)	$(99,098)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Cash Flows
For the Years Ended June 30, 2013 and 2012,
and the period re-entered Development Stage to June 30, 2013
(A Development Stage Company)

	Year Ended, June 30, 2013	Year Ended, June 30, 2012	Period re-entered Development Stage (July 1, 2008) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(9,975)	$(9,320)	$(128,099)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for services	--	--	50,000
Increase (decrease) in:
Accounts payable	(443)	67	4,274

Net cash used by operating activities	(10,418)	(9,253)	(73,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party accounts payable	10,238	8,862	73,254
Net cash provided by financing activities	10,238	8,862	73,254

NET INCREASE (DECREASE) IN CASH	(180)	(391)	(570)
CASH - BEGINNING OF PERIOD	194	585	585

CASH - END OF PERIOD	$14	$194	$14

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 & 2012

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

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the June 30, 2013 presentation.  On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 & 2012

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

As of June 30, 2013, the following assets and liabilities were valued at fair value on a recurring and non-recurring basis:

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 & 2012

(A Development Stage Company)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 & 2012

(A Development Stage Company)

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 & 2012

(A Development Stage Company)

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,168,569 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2013, all of which raise substantial doubt about VCMG’s ability to continue as a going concern. Management’s plan is to continue to pursue a merger for the Company and plans to continue to fund this operation.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 & 2012

(A Development Stage Company)

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 & 2012

(A Development Stage Company)

NOTE 5 – RELATED PARTY ACCOUNTS PAYABLE

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2013	June 30, 2012

Donald W Prosser (Director)	$92,362	$82,124
Gregory Paige (CEO & Director)	6,000	6,000

Total	$98,362	$88,124

NOTE 6 – INCOME TAXES

There is no recorded income tax provision or benefit recoded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation reserve.

	Deferred	Valuation
	Tax
	Assets	Allowance	Balance

Deferred tax assets at
June 30, 2011	$347,621	$(347,621)	$--
Additions for the year	3,154	(3,154)	--

Deferred tax assets at
June 30, 2012	$350,775	$(350,775)	$--
Additions for the year	3,376	(3,376)	--
Deferred tax assets at
June 30, 2013	$354,151	$(354,151)	$--

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $9,975 during the year ended June 30, 2013 and has approximately $934,334 of NOL set to expire beginning in the year ended June 30, 2029.

The Net Operating loss is as follows:

June 30, 2007	$314,000
June 30, 2008	492,795
June 30, 2009	89,000
June 30, 2010	9,400
June 30, 2011	9,844
June 30, 2012	9,320

Total	$934,334

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

Management's Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of June 30, 2013, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Name	Age	Positions
Gregory L. Paige	63	President, CEO, and Chairman
Marc L. Baker	53	Acting CFO, Secretary Treasurer and Director
Donald W. Prosser	62	Director

Gregory L. Paige, Chairman and CEO, age 63 has been the Chairman, CEO, and President, since July 1, 2008. Mr. Paige is currently President of Broad Street Marketing Inc. Mr. Paige has over 25 years experience in the financial services industry. He has been associated with E. F. Hutton, Merrill Lynch, Lehman Brothers, Kuhn Loeb and Drexel Burnham Lambert. Mr. Paige owned and managed three broker dealers including H.D. Vest a NASDAQ listed company. Mr. Paige has an AB degree from Diablo Valley College in 1971. Attended California State University at Hayward 1973 & 1974.

Marc L. Baker, Acting CFO, Secretary, Treasurer and director, age 53, has been with the Company since July 1, 2008. Mr. Baker is a CPA (inactive) in the state of Florida.

Donald W. Prosser, Director, age 62 has been a director since January 1, 2008. He is currently the Chief Financial Officer and Chairman of the Board of Arete Industries, Inc. He is a director and chairman of the audit committee for Muscle Pharm Corporation 2012 to present. He served a director and chief financial officer from 2001 until June 2007 of VCG Holding Corp. Mr. Prosser also has served as chief financial officer and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider.  Mr. Prosser has a M.A. in taxation (1975) and a B.A. in accounting and history from Western State College of Colorado (1973).  He is a certified public accountant licensed in Colorado (active).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that during and for the fiscal year ended June 30, 2013, our one of our officers was in compliance and one had not filed any reports, two directors were in compliance and one had not filed any required forms.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below:

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Gregory Paige	2013	-	-	-	-	-	-
	2012	-
	2011	-	-	-	-	-	-
Marc Baker	2013	-	-	-	-	-	-
	2012	-
	2011	-	-	-	-	-	-

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

(1) Includes 1,149,999 shares owned by DM Capital that is beneficially owned by Marc Baker

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Related Party Transactions

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2013	June 30, 2012

Donald W Prosser (Director)	$92,362	$82,124
Gregory Paige (CEO & Director)	6,000	6,000
Total	$98,362	$88,124

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

 The Registrant's Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ending June 30, 2013 and the fiscal year ended June 30, 2012.

Principal Accounting Fees

 The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC, for the audit of the Registrant's annual financial statements for the years ended June 30, 2013 and the year ended June 30, 2012.

	Year Ended
	June 30, 2013	June 30, 2012
Audit fees (1)	$6,000	$6,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$6,000	$6,000
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

1)  Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at June 30, 2013 and 2012
Statements of Operations for years ended June 30, 2013 and 2012 and from July 1, 2008 (date of commencement of development stage) through June 30, 2013
Statements of Changes in Stockholders’ (Deficit) from July 1, 2008 (date of commencement of development stage) through June 30, 2013
Statements of Cash Flows for the years ended June 30, 2013 and 2012 and from July 1, 2008 (date of commencement of development stage) through June 30, 2013
Notes to Financial Statements

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

Exhibit No.	Description
3(i)	Articles of Incorporation, attached to the Company's Form 10-SB/12g filed with the SEC on March 8, 2007
3(ii)	Bylaws, attached to the Company's Form 10-SB/12g filed with the SEC on March 8, 2007
10(i)	Share Exchange Agreement between the Registrant and Veracity Management Group, Inc., attached to the Company's Form 10-SB/12g filed with the SEC on March 8, 2007
10(ii)	Share Exchange Agreement between the Registrant and Secure Financial Data, Inc., attached to the Company's Form 10-SB/12g filed with the SEC on March 8, 2007.
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: July 24, 2013

Veracity Management Global, Inc.

By: Gregory L. Paige, CEO and Chairman
/s/ Gregory L. Paige

Veracity Management Global, Inc.

By: Marc L. Baker, Acting CFO and Director
/s/ Marc L. Baker