Form 10-Q
period 2013-09-30
Veracity Management Global, Inc.
filed 2013-10-24
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

On October 23, 2013, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)

	September 30,	June 30,
ASSETS	2013	2013

Current Assets
Cash	$219	$14
Total Current Assets	219	14

Total Assets	$219	$14

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$-	$750
Accounts Payable - Related party	103,697	98,362
Total Current Liabilities	103,697	99,112

Total Non - Current Liabilities	-	-

Total Liabilities	103,697	99,112

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at September 30, 2013 and June 30, 2013 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(132,479)	(128,099)

Total Stockholders' Deficit	(103,478)	(99,098)

Total Liabilities and Stockholders' Defecit	$219	$14

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and 2012
and the period from July 1, 2008 to September 30, 2013
(A Development Stage Company)
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Period re-entered Development Stage (July 1, 2008) to September 30, 2013
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses

Administrative Expenses	3,000	3,000	67,828

General Expenses	1,380	630	64,751

Total Expenses	4,380	3,630	132,579
Other Income
Interest income	-	-	100
Net Income (Loss)	$(4,380)	$(3,630)	$(132,479)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Accumulated Deficit	Total
Balance at June 30, 2013	16,643,057	$16,635	$4,052,836	$(128,099)	$(4,040,470)	$(99,098)
Net loss				(4,380)		(4,380)
Balance at September 30, 2013	16,643,057	$16,635	$4,052,836	$(132,479)	$(4,040,470)	$(103,478)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENTS OF CASH FLOW
(Unaudited)
(A Development Stage Company)

	Three Months Ended, September 30,	Three Months Ended, September 30,	Period Re-entered Development Stage (July 1, 2008) to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,380)	$(3,630)	$(132,479)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	(750)	(1,193)	3,524

Net cash used in operating activities	(5,130)	(4,823)	(78,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - acconts payable	5,335	4,778	78,589

Net cash provided by financing activities	5,335	4,778	78,589

NET INCREASE (DECREASE) IN CASH	205	(45)	(366)

CASH - BEGINNING OF PERIOD	14	194	585

CASH - END OF PERIOD	$219	$149	$219

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2013
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at September 30, 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2013 are not necessarily indicative of the results which can be expected for the entire year.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
Three Months Ended September 30, 2013
(A Development Stage Company)
(Unaudited)

Recently Issued Accounting Standards

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations
.
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
Three Months Ended September 30, 2013
(A Development Stage Company)
(Unaudited)

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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,172,949 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2013, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
Three Months Ended September 30, 2013
(A Development Stage Company)
(Unaudited)

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	September 30, 2013	June 30, 2013

Donald W Prosser (Director)	$97,697	$92,362
Gregory Paige (CEO & Director)	6,000	6,000

Total	$103,697	$98,362

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date October 24, 2013.

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

Results of Operations for the Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues. The Company recorded revenue of $0 and $0 for the three months ended September 30, 2013 and 2012, respectively.

Cost of Services. The Company recorded cost of services of $0 and $0 for the three months ended September 30, 2013 and 2012, respectively.

Administrative Expenses: Our administrative expenses totaled $3,000 for the three-months ended September 30, 2013 as compared to $3,000 administrative expenses for the same period ended September 30, 2012.

General Expenses There was $1,380 of general expenses that were expensed during the three-months ended September 30, 2013. There was $630 in general expenses for the three months period ended September 30, 2012.

Net Loss. We incurred a net loss of $4,380 during the three-month period ended September 30, 2013, compared to a net loss of $3,630 during the three-month period ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013 and June 30, 2013, we had total assets of $219 and $14, respectively. We had total current liabilities of $103,697 at September 30, 2013 compared to $99,112 at June 30, 2013. We had long-term liabilities of $0 as of September 30, 2013 compared to $0 at June 30, 2013.

We had a working capital deficit of $(103,478) at September 30, 2013. Net cash used in operations during the three-month period ended September 30, 2013 was $(5,130). For the three-month period ended September 30, 2012 the net cash used in operations was $(4,823).

During the three-month period ended September 30, 2013, financing activities provided $5,335 compared to $4,778 during the same three-month period in the prior year.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock.

Plan of Current and Future for the year 2014

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

As of September 30, 2013, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the SEC on July 24, 2012. The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2013, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: October 24, 2013 /s/ Mark L. Baker Mark L. Baker CFO Dated: October 24, 2013