Form 10-Q
period 2014-03-31
Veracity Management Global, Inc.
filed 2014-05-12
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q
_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

On May 12, 2014, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.
BALANCE SHEETS
(UNAUDITED)
(A Development Stage Company)

	March 31,	June 30,
ASSETS	2014	2013

Current Assets
	$129	$14
Total Current Assets	129	14

Total Assets	$129	$14

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$750	$750
Advances Payable - Related party	107,067	98,362
Total Current Liabilities	107,817	99,112

Total Liabilities	107,817	99,112

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at March 31, 2014 and June 30, 2013 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(136,689)	(128,099)

Total Stockholders' Deficit	(107,688)	(99,098)

Total Liabilities and Stockholders' Defecit	$129	$14

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For the Three Months and Nine Months Ended March 31, 2014 and 2013 and the period re-entered development stage (July 1, 2008) to March 31, 2014
(A Development Stage Company)
(Unaudited)

					Period re-entered development
	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,	Stage (July 1, 2008) to March 31,
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	1,000	5,000	5,000	69,828
General Expenses	1,475	1,075	3590	2,010	66,961
Total Expenses	2,475	2,075	8,590	7,010	136,789
Other income
Interest income	--	--	--	--	100

Net Loss	$(2,475)	$(2,075)	$(8,590)	$(7,010)	$(136,689)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057

* less then ($0.01)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(A Development Stage Company)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Accumulated Deficit	Total
Balance at June 30, 2013	16,643,057	$16,635	$4,052,836	$(128,099)	$(4,040,470)	$(99,098)
Net loss				(8,590)		(8,590)
Balance at March 31, 2014	16,643,057	$16,635	$4,052,836	$(136,689)	$(4,040,470)	$(107,688)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENTS OF CASH FLOW
(Unaudited)
(A Development Stage Company)

	Nine Months Ended, March 31,	Nine Months Ended, March 31,	Period re-entered development stage (July 1, 2008) to March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(8,590)	$(7,010)	$(136,689)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts payable	-	(443)	4,845

Net cash used by operating activities	(8,590)	(7,453)	(81,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances payable- related parties	8,705	7,318	81,959

Net cash provided by financing activities	8,705	7,318	81,959

NET INCREASE (DECREASE) IN CASH	115	(135)	115

CASH - BEGINNING OF PERIOD	14	194	14

CASH - END OF PERIOD	$129	$59	$129

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended March 31, 2014
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at March 31, 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG’s audited financial statements and notes thereto included in VCMG’s Form 10-K. In management’s opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended March 31, 2014 are not necessarily indicative of the results which can be expected for the entire year.

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
Nine Months Ended March 31, 2014
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
Nine Months Ended March 31, 2014
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

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,177,159 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2014, all of which raise substantial doubt about VCMG’s ability to continue as a going concern.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended March 31, 2014
(A Development Stage Company)
(Unaudited)

NOTE 3 – ADVANCES PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	March 31, 2014	June 30, 2013

Donald W Prosser (Director)	$101,067	$92,362
Gregory Paige (CEO & Director)	6,000	6,000

Total	$107,067	$98,362

NOTE 4 – SUBSEQUENT EVENTS

There were not any subsequent events through the date May 12, 2014.

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

Results of Operations For the Three Months and the Nine Months Ended March 31, 2014 Compared to Three Months and the Nine Months Ended March 31, 2013

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the nine months ended March 31, 2014 and 2013, respectively. The Company recorded revenue of $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the nine months ended March 31, 2014 and 2013, respectively. The Company recorded cost of services of $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Administrative Expenses: Our administrative expenses totaled $5,000 for the nine-months ended March 31, 2013 as compared to $5,000 administrative expenses for the same period ended March 31, 2013. Our administrative expenses totaled $1,000 for the three-months ended March 31, 2014 as compared to $1,000 administrative expenses for the same period ended March 31, 2013.

General Expenses General expenses were $3,590 during the nine-months ended March 31, 2014. There were $2,010 general expenses for the nine months period ended March 31, 2013. There were general expenses of $1,475 during the three-months ended March 31, 2014. There were general expenses of $1,075 for the three months period ended March 31, 2013.

Selling expenses: There were no selling expenses during the nine months ended March 31, 2014 and for the nine months ended March 31, 2013. There were no selling expenses during the three-months ended March 31, 2014 and for the three months period ended March 31, 2013.

Net Loss: We incurred a net loss of $8,590 during the nine-month period ended March 31, 2014, compared to a net loss of $7,010 during the nine-month period ended March 31, 2013. We incurred a net loss of $2,475 during the three-month period ended March 31, 2014, compared to a net loss of $2,075 during the three-month period ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we had $129 current assets compared to $14 current assets at June 30, 2013. We had total current liabilities of $107,817 at March 31, 2014 compared to $99,112 at June 30, 2013. We had long-term liabilities of $0 as of March 31, 2014 compared to $0 at June 30, 2013.

We had deficit working capital of $107,688 at March 31, 2014.

Net cash used by operations during the nine-month period ended March 31, 2014 was $(8,590). For the nine-month period ended March 31, 2013 the net cash used by operations was $(7,453).

During the nine-month period ended March 31, 2014, financing activities provided $8,705 compared to $7,318 during the same nine-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2014 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

As of March 31, 2014, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: May 12, 2014 /s/ Mark L. Baker Mark L. Baker CFO Dated: May 12, 2014