Form 10-K
period 2014-06-30
Veracity Management Global, Inc.
filed 2014-10-14
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☑                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

On June 30, 2014, the aggregate market value of the 11,104,270 common stock held by non-affiliates of the Registrant was approximately $310,920. On October 9, 2014, the Registrant had 16,643,057 shares of common stock outstanding.

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

As of July 1, 2008, we re-entered the development stage. Our business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  Except as described above, our only activities have been organizational ones, directed at developing its business plan and raising capital.  We have not commenced any commercial operations and have no full-time employees.  As of the end of its fiscal year ending June 30, 2013, we have not reached any definitive understanding with any business opportunity concerning an acquisition.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

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

Government Regulation

We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2014, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

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

Adequate financing may not be available when needed

We have had loans from several of our shareholders, who are also an officer and director and the other is a director, to fund operating activities. The loans to date are a total of $108,747. While future operating activities are expected to be funded by the officers and directors, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

We have a history of operating losses, and we may not achieve or maintain profitability in the future

We have experienced a net loss of $10,315 and $9,975 for the fiscal years ended June 30, 2014 and 2013, respectively. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2014 and 2013, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the Symbol VCMG.   There is only a limited trading market for our stock and our stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $0.100 and a low of $0.005 for the fiscal year ended June 30, 2014.

Holders

As of October 9, 2014, we had approximately 225 holders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

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

Results of Operations for the Fiscal Year ended June 30, 2014 Compared to the Fiscal Year ended June 30, 2013

The results of the rescission agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues

No operating revenues were generated during the years ended June 30, 2014 and June 30, 2013.

Administrative Expenses

Our administrative expenses totaled $6,000 for the year ended June 30, 2014 as compared to $6,000 administrative expenses for the same period ended June 30, 2013.

General Expenses

General expenses were $4,315 during the year ended June 30, 2014 for general expenses. There were $3,975 general expenses for the year ended June 30, 2013.

Selling Expenses

There were no selling expenses during the year ended June 30, 2014 and for the year ended June 30, 2013.

Net Loss

We incurred a net loss of $10,315 during the year ended June 30, 2014, compared to a net loss of $9,975 during the year ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, we had $84 current assets compared to $14 at June 30, 2013. At June 30, 2014 we had $84 in total assets and June 30, 2013, we had total assets of $14. We had total current liabilities of $109,497 at June 30, 2014 compared to $99,112 at June 30, 2013. We had long-term liabilities of $0 as of June 30, 2014 compared to the same at June 30, 2013.

We had a working capital deficit of $109,413 at June 30, 2014. Net cash used by operations during the year ended June 30, 2014 was $(10,315). For the year ended June 30, 2014 the net cash used by operations was $(10,418).

During the year ended June 30, 2014, investing activities provided $0 compared to $0 used during the same period of the prior year.

During the year ended June 30, 2014, financing activities provided $10,385 compared to $10,238 provided during the same period of the prior year.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of June 30, 2014, we had stockholders’ deficit of $(109,413) a increase from the stockholders’ deficit of $(99,098) on June 30, 2013. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor. There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

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

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●
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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the  remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Contractual Obligations and Commercial Commitments

Payments Due by Period
Contractual Obligations	Total	2014	2054-20616	2017-2018	Thereafter
Long-term Debt	$ -	$ -	$ -	$ -	$ -
Capital Leases	$ -	$ -	$ -	$ -	$ -
Operating Leases	$ -	$ -	$ -	$ -	$ -

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2014.

Inflation

To date, inflation has not had a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Veracity Management Global, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Veracity Management Global, Inc. (A Development Stage Company) as of June 30, 2014 and June 30, 2013, and the related statements of operations and cash flows for the period from July 1, 2008 (date the Company re-entered development stage) through June 30, 2014, and the related statement of stockholders’ equity for the period from July 1, 2008 until June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity Management, Inc. as of June 30, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
Houston, Texas
October 14, 2014

VERACITY MANAGEMENT GLOBAL, INC.
Balance Sheets

(A Development Stage Company)

ASSETS	June 30, 2014	June 30, 2013
Current Assets
Cash	$84	$14
Total Current Assets	$84	$14

Total Assets	$84	$14

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Related Party Accounts Payable	$108,747	$98,362
Accounts Payable	750	750
Total Current Liabilities	109,497	99,112

Total Liabilities	109,497	99,112

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	--	--
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit	(4,040,470)	(4,040,470)
Accumulated deficit during development stage	(138,414)	(128,099)
Total Stockholders' Equity (Deficit)	(109,413)	(99,098)

Total Liabilities and Stockholders' Equity (Deficit)	$84	$14

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Operations
For Years Ended June 30, 2014 and 2013
and the period re-entered Development Stage to June 30, 2014
(A Development Stage Company)

			Period
			re-entered
			Development
			Stage
			July 1, 2008
	2014	2013	to June 30, 2014
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses
Administrative Expenses	6,000	6,000	70,828

General Expenses	4,315	3,975	67,686

Selling Expenses	-	-	-

Depreciation and Amortization	-	-	-
Total Expenses	10,315	9,975	138,514
Other Income
Interest income	-	-	100

Net Income (Loss)	$(10,315)	$(9,975)	$(138,414)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

* Less then $0.01 per share

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statement of Stockholders’ Deficit
(A Development Stage Company)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit during Development Stage	Total
Balance at July 1, 2008	$33,742,446	$33,741	$3,060,519	$(4,040,470)	$--	$(946,210)
Cancellation of stock	(20,099,389)	(20,106)	945,317	--	--	925,211
Shares issued for services	3,000,000	3,000	47,000	--	--	50,000
Net loss	--	--	--	--	(89,580)	(89,580)
Balance at June 30, 2009	16,643,057	16,635	4,052,836	(4,040,470)	(89,580)	(60,579)
Net Loss	--	--	--	--	(9,380)	(9,380)
Balance at June 30, 2010	16,643,057	16,635	4,052,836	(4,040,470)	(98,960)	(69,959)
Net Loss	--	--	--	--	(9,844)	(9,844)
Balance at June 30, 2011	16,643,057	16,635	4,052,836	(4,040,470)	(108,804)	(79,803)
Net Loss	--	--	--	--	(9,320)	(9,320)
Balance at June 30, 2012	16,643,057	16,635	4,052,836	(4,040,470)	(118,124)	(89,123)
Net Loss	--	--	--	--	(9,975)	(9,975)
Balance at June 30, 2013	16,643,057	16,635	4,052,836	(4,040,470)	(128,099)	(99,098)
Net Loss					(10,315)	(10,315)
Balance at June 30, 2014	16,643,057	$16,635	$4,052,836	$(4,040,470)	$(138,414)	$(109,413)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
Statements of Cash Flows
For the Years Ended June 30, 2014 and 2013,
and the period re-entered Development Stage to June 30, 2014
(A Development Stage Company)

	Year Ended, June 30, 2014	Year Ended, June 30, 2013	Period re-entered Development Stage (July 1, 2008) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(10,315)	$(9,975)	$(138,414)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for services	--	--	50,000
Increase (decrease) in:
Accounts payable	--	(443)	4,274

Net cash used by operating activities	(10,315)	(10,418)	(84,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party accounts payable	10,385	10,238	83,639
Net cash provided by financing activities	10,385	10,238	83,639

NET INCREASE (DECREASE) IN CASH	70	(180)	(501)
CASH - BEGINNING OF PERIOD	14	194	585

CASH - END OF PERIOD	$84	$14	$84

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 & 2013

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

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the June 30, 2014 presentation.  On August 2, 2007, the Company’s Board of Directors approved a 1 for 73 reverse split of the Company’s common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 & 2013

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

As of June 30, 2014, the following assets and liabilities were valued at fair value on a recurring and non-recurring basis:

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 & 2013

(A Development Stage Company)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2014 and 2013.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

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

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●
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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 & 2013

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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the  remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 & 2013

(A Development Stage Company)

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,178,884 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2014, all of which raise substantial doubt about VCMG’s ability to continue as a going concern. Management’s plan is to continue to pursue a merger for the Company and plans to continue to fund this operation.

NOTE 3 – COMMON STOCK TRANSACTIONS

As part of a rescission right in the merger agreement as of July 25, 2008 all of the shares that were issued as part of the merger of SFD and VMG, a total of 20,099,389 shares of common stock were returned and cancelled except 750,000 issued in the SFD transaction as the shares were never returned as required by the transaction. In addition, the outstanding warrants were cancelled. On July 1, 2008, the Company issued 3,000,000 shares to two of the Directos for services valued at $50,000. (Note 4)

NOTE 4- DISCONTINUED OPERATIONS

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

NOTE 5 – RELATED PARTY ACCOUNTS PAYABLE

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2014	June 30, 2013

Donald W Prosser (Director)	$102,747	$92,362
Gregory Paige (CEO & Director)	6,000	6,000

Total	$108,747	$98,362

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 & 2013

(A Development Stage Company)

NOTE 6 – INCOME TAXES

There is no recorded income tax provision or benefit recoded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation reserve.

	Deferred
	Tax	Valuation
	Assets	Allowance	Balance

Deferred tax assets at
June 30, 2012	$350,775	$(350,775)	$--
Additions for the year	3,376	(3,376)	--

Deferred tax assets at
June 30, 2013	$354,151	$(354,151)	$--
Additions for the year	3,491	(3,491)	--
Deferred tax assets at
June 30, 2014	$357,642	$(357,642)	$--

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $10,315 during the year ended June 30, 2014 and has approximately $944,649 of NOL set to expire beginning in the year ended June 30, 2029.

The Net Operating loss is as follows:

June 30, 2007	$314,000
June 30, 2008	492,795
June 30, 2009	89,000
June 30, 2010	9,400
June 30, 2011	9,844
June 30, 2012	9,320
June 30, 2013	9,975
June 30, 2014	10,315

Total	$944,649

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

Management's Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of June 30, 2014, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Name	Age	Positions
Gregory L. Paige	64	President, CEO, and Chairman
Marc L. Baker	54	Acting CFO, Secretary Treasurer and Director
Donald W. Prosser	63	Director

Gregory L. Paige, Chairman and CEO, age 64 has been the Chairman, CEO, and President, since July 1, 2008. Mr. Paige is currently President of Broad Street Marketing Inc. Mr. Paige has over 25 years experience in the financial services industry. He has been associated with E. F. Hutton, Merrill Lynch, Lehman Brothers, Kuhn Loeb and Drexel Burnham Lambert. Mr. Paige owned and managed three broker dealers including H.D. Vest a NASDAQ listed company. Mr. Paige has an AB degree from Diablo Valley College in 1971. Attended California State University at Hayward 1973 & 1974.

Marc L. Baker, Acting CFO, Secretary, Treasurer and director, age 54, has been with the Company since July 1, 2008. Mr. Baker is a CPA (inactive) in the state of Florida.

Donald W. Prosser, Director, age 63 has been a director since January 1, 2008. He is currently the Chief Financial Officer and Chairman of the Board of Arete Industries, Inc. He was a director and chairman of the audit committee for MusclePharm Corporation 2012 to 2014 and now the Chief Financial Officer of MusclePharm Corp since April 15, 2014. He served a director and chief financial officer from 2001 until June 2007 of VCG Holding Corp. Mr. Prosser also has served as chief financial officer and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider.  Mr. Prosser has a M.A. in taxation (1975) and a B.A. in accounting and history from Western State College of Colorado (1973).  He is a certified public accountant licensed in Colorado (active).

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

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below:

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Gregory Paige	2014	-	-	-	-	-	-
	2013	-
	2012	-	-	-	-	-	-
Marc Baker	2014	-	-	-	-	-	-
	2013	-
	2012	-	-	-	-	-	-

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended June 30, 2014.

Director Compensation

Our director has received no compensation during the year ended June 30, 2014.

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

* Represents less than 1%

(1) Includes 1,149,999 shares owned by DM Capital that is beneficially owned by Marc Baker

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Related Party Transactions

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2014	June 30, 2013

Donald W Prosser (Director)	$102,747	$92,362
Gregory Paige (CEO & Director)	6,000	6,000

Total	$108,747	$98,362

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

 The Registrant's Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ending June 30, 2014 and the fiscal year ended June 30, 2013.

Principal Accounting Fees

 The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC, for the audit of the Registrant's annual financial statements for the years ended June 30, 2014 and the year ended June 30, 2013.

	Year Ended
	June 30, 2014	June 30, 2013
Audit fees (1)	$6,000	$6,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$6,000	$6,000
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

1)  Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at June 30, 2014 and 2013
Statements of Operations for years ended June 30, 2014 and 2013 and from July 1, 2008 (date of commencement of development stage) through June 30, 2014
Statements of Changes in Stockholders’ (Deficit) from July 1, 2008 (date of commencement of development stage) through June 30, 2014
Statements of Cash Flows for the years ended June 30, 2014 and 2013 and from July 1, 2008 (date of commencement of development stage) through June 30, 2014
Notes to Financial Statements

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

Date: October 14, 2014

Veracity Management Global, Inc.

By: Gregory L. Paige, CEO and Chairman
/s/ Gregory L. Paige

Veracity Management Global, Inc.

By: Marc L. Baker, Acting CFO and Director
/s/ Marc L. Baker