Form 10-Q
period 2014-09-30
Veracity Management Global, Inc.
filed 2015-12-09
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Registrant's Telephone Number, Including Area Code:(561) 613-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

.Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

On November 23, 2015, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

VERACITY MANAGEMENT GLOBAL, INC.

BALANCE SHEETS
(A Development Stage Company)
(UNAUDITED)

	September 30,	June 30,
ASSETS	2014	2014

Current Assets
Cash	$39	$84
Total Current Assets	39	84

Total Assets	$39	$84

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$3,750	$750
Accounts Payable - Related party	108,747	108,747
Total Current Liabilities	112,497	109,497

Total Non - Current Liabilities	-	-

Total Liabilities	112,497	109,497

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at September 30, 2014 and June 30, 2014 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(141,459)	(138,414)

Total Stockholders' Deficit	(112,458)	(109,413)

Total Liabilities and Stockholders' Defecit	$39	$84

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2014 and 2013
and the period from July 1, 2008 to September 30, 2014
(A Development Stage Company)
(Unaudited)

	For the Three Months Ended September 30,		Period re-entered development stage (July 1, 2008) to September 30,
	2014	2013	2014
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses

Administrative Expenses	3,000	3,000	73,828

General Expenses	45	1,380	67,731

Total Expenses	3,045	4,380	141,559
Other Income
Interest income	-	-	100
Net Income (Loss)	$(3,045)	$(4,380)	$(141,459)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
(A Development Stage Company)
(Unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during developmnet stage	Accumulated Deficit	Total
Balance at June 30, 2014	16,643,057	$16,635	$4,052,836	$(138,414)	$(4,040,470)	$(109,413)
Net loss				(3,045)		(3,045)
Balance at September 30, 2014	16,643,057	$16,635	$4,052,836	$(141,459)	$(4,040,470)	$(112,458)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF CASH FLOW
(A Development Stage Company)
(Unaudited)

	Three Months Ended, September 30,	Three Months Ended, September 30,	Period re- entered development stage (July 1, 2008) to September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,045)	$(4,380)	$(141,459)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	-	50,000
Increase (decrease) in:
Accounts Payable	3,000	(750)	7,274

Net cash used in operating activities	(45)	(5,130)	(84,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - acconts payable	-	5,335	83,639

Net cash provided by financing activities	-	5,335	83,639

NET INCREASE (DECREASE) IN CASH	(45)	205	(546)

CASH - BEGINNING OF PERIOD	84	14	585

CASH - END OF PERIOD	$39	$219	$39

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2014
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at September 30, 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG's audited financial statements and notes thereto included in VCMG's Form 10-K. In management's opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2014 are not necessarily indicative of the results which can be expected for the entire year.

 Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the September 30, 2008 presentation.  On August 2, 2007, the Company's Board of Directors approved a 1 for 73 reverse split of the Company's common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have an impact on the Company's consolidated financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2014
(A Development Stage Company)
(Unaudited)

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.'s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,181,929 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2014, all of which raise substantial doubt about VCMG's ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	September 30, 2014	June 30, 2014

Donald W Prosser (Director)	$102,747	$102,747
Gregory Paige (CEO & Director)	6,000	6,000

Total	$108,747	$108,747

NOTE 4 – SUBSEQUENT EVENTS

The Company has received a letter of intent dated August 31, 2015 and an Exchange Agreement dated November 20, 2015 to merge an operating business before December 31, 2015.

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
Results of Operations for the Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.
Revenues. The Company recorded revenue of $0 and $0 for the three months ended September 30, 2014 and 2013, respectively.
Cost of Services. The Company recorded cost of services of $0 and $0 for the three months ended September 30, 2014 and 2013, respectively.
Administrative Expenses: Our administrative expenses totaled $3,000 for the three-months ended September 30, 2014 as compared to $3,000 administrative expenses for the same period ended September 30, 2013.
General Expenses There was $45 of general expenses that were expensed during the three-months ended September 30, 2014. There was $1,380 in general expenses for the three months period ended September 30, 2013.
Net Loss. We incurred a net loss of $3,045 during the three-month period ended September 30, 2014, compared to a net loss of $4,380 during the three-month period ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014 and June 30, 2014, we had total assets of 39 and $84, respectively. We had total current liabilities of $112,497 at September 30, 2014 compared to $109,497 at June 30, 2014. We had long-term liabilities of $0 as of September 30, 2014 compared to $0 at June 30, 2014.
We had a working capital deficit of $(112,458) at September 30, 2014. Net cash used in operations during the three-month period ended September 30, 2014 was $(45). For the three-month period ended September 30, 2013 the net cash used in operations was $(5,130).
During the three-month period ended September 30, 2014, financing activities provided no cash compared to $5,335 during the same three-month period in the prior year.
There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock.
Plan of Current and Future for the fiscal year 2015
The Company has no business operations and is in the business of acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

ITEM 3. QUANTITATIVE and QAULITATIVE DISCUSSION ABOUT MARKET RISK

The Company is defined by Rule 229.10 (f)(1) as a "Smaller Reporting Company" and is not required to provide or disclose the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

As of September 30, 2014, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the SEC on October 14, 2014. The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2013, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

Exhibit Number	Exhibit Description

31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Veracity Management Global, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Gregory L. Paige Gregory L. Paige CEO Dated: December 8, 2015 /s/ Mark L. Baker Mark L. Baker CFO Dated: December 8, 2015