Form 10-Q
period 2014-12-31
Veracity Management Global, Inc.
filed 2015-12-09
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

VERACITY MANAGEMENT GLOBAL, INC.

BALANCE SHEETS
(A Development Stage Company)
(UNAUDITED)

	December 31,	June 30,
ASSETS	2014	2014
	(Unaudited)
Current Assets
Cash	$-	$84
Total Current Assets	-	84

Total Assets	$-	$84

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,680	$750
Accounts Payable - Related party	113,877	108,747
Total Current Liabilities	115,557	109,497

Total Non - Current Liabilities	-	-

Total Liabilities	115,557	109,497

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at December 31, 2013 and June 30, 2013, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(144,558)	(138,414)

Total Stockholders' Deficit	(115,557)	(109,413)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 30, 2014 and 2013
and the period from July 1, 2008 to December 30, 2014
(A Development Stage Company)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period re-entered development Stage (July 1, 2008) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	1,000	4,000	4,000	74,828
General Expenses	2,099	735	2,144	2,115	69,830
Total Expenses	3,099	1,735	6,144	6,115	144,658
Other Income
Interest Income	--	--	--	--	100
Net Loss	(3,099)	(1,735)	(6,144)	(6,115)	(144,558)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057
* less then ($0.01)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
(A Development Stage Company)
(Unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during developmnet stage	Accumulated Deficit	Total
Balance at June 30, 2014	16,643,057	$16,635	$4,052,836	$(138,414)	$(4,040,470)	$(109,413)
Net loss				(6,144)		(6,144)
Balance at December 31, 2014	16,643,057	$16,635	$4,052,836	$(144,558)	$(4,040,470)	$(115,557)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF CASH FLOW
(A Development Stage Company)
(Unaudited)

	Six Months Ended, December 31,	Six Months Ended, December 31,	Period re-entered development stage (July 1, 2008) to December 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(6,144)	$(6,115)	$(144,558)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	930	(750)	2,204

Net cash used in operating activities	(5,214)	(6,865)	(92,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - acconts payable	5,130	7,025	91,769

Net cash provided by financing activities	5,130	7,025	91,769

NET INCREASE (DECREASE) IN CASH	(84)	160	(585)

CASH - BEGINNING OF PERIOD	84	14	585

CASH - END OF PERIOD	$-	$174	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
 SIX MONTHS ENDED DECEMBER 31, 2014
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at December 31, 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG's audited financial statements and notes thereto included in VCMG's Form 10-K. In management's opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended December 31, 2014 are not necessarily indicative of the results which can be expected for the entire year.
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

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.
Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
 SIX MONTHS ENDED DECEMBER 31, 2014
(A Development Stage Company)
(Unaudited)

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.'s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,185,028 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2014, all of which raise substantial doubt about VCMG's ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY
The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	December 31, 2014	June 30, 2014

Donald W Prosser (Director)	$107,877	$102,747
Gregory Paige (CEO & Director)	6,000	6,000

Total	$113,877	$108,747

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
Results of Operations For the Three Months and the Six Months Ended December 31, 2014 Compared to Three Months and the Six Months Ended December 31, 2013
The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.
Revenue: The Company recorded revenue of $0 and $0 for the six months ended December 31, 2014 and 2013, respectively. The Company recorded revenue of $0 and $0 for the three months ended December 31, 2014 and 2013, respectively.
Cost of Service: The Company recorded cost of services of $0 and $0 for the six months ended December 31, 2014 and 2013, respectively. The Company recorded cost of services of $0 and $0 for the three months ended December 31, 2014 and 2013, respectively.
Administrative Expenses: Our administrative expenses totaled $4,000 for the six-months ended December 31, 2014 as compared to $4,000 administrative expenses for the same period ended December 31, 2013. Our administrative expenses totaled $1,000 for the three-months ended December 31, 2014 as compared to $1,000 administrative expenses for the same period ended December 31, 2013.
General Expenses General expenses were $2,144 during the six-months ended December 31, 2014. There were $2,115 general expenses for the six months period ended December 31, 2013. There were general expenses of $2,099 during the three-months ended December 31, 2014. There was $795 in general expenses for the three months period ended December 31, 2013.

Net Loss: We incurred a net loss of $6,144 during the six-month period ended December 31, 2014, compared to a net loss of $6,115 during the six-month period ended December 30, 2013. We incurred a net loss of $3,099 during the three-month period ended December 31, 2014, compared to a net loss of $1,735 during the three-month period ended December 31, 2013.
Liquidity and Capital Resources
At December 31, 2014, we had no current assets compared to $84 current assets at June 30, 2014. At December 31, 2014 and June 30, 2014, we had no total assets and $84, respectively. We had total current liabilities of $115,577 at December 31, 2014 compared to $109,497 at June 30, 2014. We had long-term liabilities of $0 as of December 31, 2014 compared to $0 at June 30, 2014.
We had a working capital deficit of $(115,557) at December 31, 2014. Net cash used in operations during the six-month period ended December 31, 2014 was $(5,214). For the six-month period ended December 31, 2013 the net cash used in operations was $(6,865).
During the six-month period ended December 31, 2014, financing activities provided $5,130 compared to $7,025 during the same six-month period in the prior year.
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

ITEM 4. CONTROLS AND PROCEDURES
As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under. The Certifying Officers' conclusion that the Company's disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company's accounting for the non-cash compensation in the transaction, as discussed below.
As of December 31, 2014, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the SEC on October 14, 2014. The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2014, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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