Form 10-Q
period 2015-03-31
Veracity Management Global, Inc.
filed 2015-12-09
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

VERACITY MANAGEMENT GLOBAL, INC.

BALANCE SHEETS
(A Development Stage Company)

	March 31,	June 30,
ASSETS	2015	2014

Current Assets
Cash	$-	$84
Total Current Assets	-	84

Total Assets	$-	$84

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$4,110	$750
Accounts Payable - Related party	113,877	108,747
Total Current Liabilities	117,987	109,497

Total Liabilities	117,987	109,497

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authrized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at March 31, 2014 and June 30, 2013 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit prior to development stage	(4,040,470)	(4,040,470)
Accumulated deficit during the development stage	(146,988)	(138,414)

Total Stockholders' Deficit	(117,987)	(109,413)

Total Liabilities and Stockholders' Defecit	$-	$84

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended March 31, 2015 and 2014 and the period re-entered development stage (July 1, 2008) to March 31, 2014
(A Development Stage Company)
(Unaudited)

(UNAUDITED)

					Period re-entered development
	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,	Stage (July 1, 2008) to March 31,
	2015	2014	2015	2014	2015
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Administrative Expenses	1,000	1,000	5,000	5,000	75,828
General Expenses	1,430	1,475	3,574	3,590	71,260
Total Expenses	2,430	2,475	8,574	8,590	147,088
Other income
Interest income	--	--	--	--	100

Net Loss	$(2,430)	$(2,475)	$(8,574)	$(8,590)	$(146,988)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057
* less then ($0.01)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
(A Development Stage Company)
(Unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during developmnet stage	Accumulated Deficit	Total
Balance at June 30, 2014	16,643,057	$16,635	$4,052,836	$(138,414)	$(4,040,470)	$(109,413)
Net loss				(8,574)		(8,574)
Balance at March 31, 2015	16,643,057	$16,635	$4,052,836	$(146,988)	$(4,040,470)	$(117,987)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF CASH FLOW
(A Development Stage Company)
(Unaudited)

	Nine Months Ended, March 31,	Nine Months Ended, March 31,	Period re- entered development stage (July 1, 2008) to March 31,
	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(8,574)	$(8,590)	$(146,988)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services:	-	-	50,000
Increase (decrease) in:
Accounts Payable	3,360	-	4,634

Net cash used by operating activities	(5,214)	(8,590)	(92,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Parties - accounts payable	5,130	8,705	91,769

Net cash provided by financing activities	5,130	8,705	91,769

NET INCREASE (DECREASE) IN CASH	(84)	115	(585)

CASH - BEGINNING OF PERIOD	84	14	585

CASH - END OF PERIOD	$-	$129	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
 SIX MONTHS ENDED DECEMBER 31, 2014
(A Development Stage Company)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at March 31, 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG's audited financial statements and notes thereto included in VCMG's Form 10-K. In management's opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended March 31, 2015 are not necessarily indicative of the results which can be expected for the entire year.
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

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
 SIX MONTHS ENDED DECEMBER 31, 2014
(A Development Stage Company)
(Unaudited)

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.'s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,187,458 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2015, all of which raise substantial doubt about VCMG's ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:
	March 31, 2015	June 30, 2014

Donald W Prosser (Director)	$107,877	$102,747
Gregory Paige (CEO & Director)	6,000	6,000

Total	$113,877	$108,747

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
Results of Operations For the Three Months and the Nine Months Ended March 31, 2015 Compared to Three Months and the Nine Months Ended March 31, 2014
The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.
Revenue: The Company recorded revenue of $0 and $0 for the nine months ended March 31, 2015 and 2014, respectively. The Company recorded revenue of $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.
Cost of Service: The Company recorded cost of services of $0 and $0 for the nine months ended March 31, 2015 and 2014, respectively. The Company recorded cost of services of $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.
Administrative Expenses: Our administrative expenses totaled $5,000 for the nine-months ended March 31, 2014 as compared to $5,000 administrative expenses for the same period ended March 31, 2015. Our administrative expenses totaled $1,000 for the three-months ended March 31, 2015 as compared to $1,000 administrative expenses for the same period ended March 31, 2014.
General Expenses General expenses were $3,574 during the nine-months ended March 31, 2015. There were $3,590 general expenses for the nine months period ended March 31, 2014. There were general expenses of $1,430 during the three-months ended March 31, 2015. There were general expenses of $1,475 for the three months period ended March 31, 2014.

Selling expenses: There were no selling expenses during the nine months ended March 31, 2015 and for the nine months ended March 31, 2014. There were no selling expenses during the three-months ended March 31, 2015 and for the three months period ended March 31, 2014.
Net Loss: We incurred a net loss of $8,574 during the nine-month period ended March 31, 2015, compared to a net loss of $8,590 during the nine-month period ended March 31, 2014. We incurred a net loss of $2,430 during the three-month period ended March 31, 2015, compared to a net loss of $2,475 during the three-month period ended March 31, 2014.
Liquidity and Capital Resources
At March 31, 2015, we had no current assets compared to $84 current assets at June 30, 2014. We had total current liabilities of $117,987 at March 31, 2015 compared to $109,497 at June 30, 2014. We had long-term liabilities of $0 as of March 31, 2015 compared to $0 at June 30, 2014.
We had deficit working capital of $117,987 at March 31, 2015.
Net cash used by operations during the nine-month period ended March 31, 2015 was $(5,214). For the nine-month period ended March 31, 2014 the net cash used by operations was $(8,590).
During the nine-month period ended March 31, 2015, financing activities provided $5,130 compared to $8,705 during the same nine-month period in the prior year.
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

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2015 our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

As of March 31, 2015, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Gregory L. Paige Gregory L. Paige CEO Dated: December 4, 2015 /s/ Mark L. Baker Mark L. Baker CFO Dated: December 4, 2015