Form 10-K
period 2015-06-30
Veracity Management Global, Inc.
filed 2015-12-17
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☑                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

On November 26, 2015, the aggregate market value of the 11,104,270 common stock held by non-affiliates of the Registrant was approximately $555,214. On November 26, 2015, the Registrant had 16,643,057 shares of common stock outstanding.

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

Government Regulation

We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2015, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

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

Adequate financing may not be available when needed

We have had loans from several of our shareholders, who are also an officer and director and the other is a director, to fund operating activities. The loans to date are a total of $113,877. While future operating activities are expected to be funded by the officers and directors, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

We have a history of operating losses, and we may not achieve or maintain profitability in the future

We have experienced a net loss of $10,254 and $10,315 for the fiscal years ended June 30, 2015 and 2014, respectively. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. Our Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended June 30, 2015 and 2014, respectively.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the Symbol VCMG.   There is only a limited trading market for our stock and our stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $0.100 and a low of $0.0075 for the fiscal year ended June 30, 2015.

Holders

As of November 26, 2015, we had approximately 225 holders of record of our common stock. The transfer agent of our Common Stock is Interwest Transfer Co., Inc., Salt Lake City, UT.

Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our management anticipates that earnings, if any, will be retained to fund our working capital needs and the expansion of our business.  The paying of any dividends is in the discretion of our Board of Directors.
The Securities Enforcement and Penny Stock Reform Act of 1990
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our common shares are currently subject to the penny stock rules.
A purchaser purchasing a penny stock has limitations on the ability to sell the stock. The Company's no par value common stock constitute a penny stock under the Exchange Act. The classification of a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.
The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:
•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Exchange Act, as amended;
•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.
The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:
•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.
In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements have the effect of reducing the trading activity in the secondary market for our stock. Thus, shareholders may have difficulty selling their securities.

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

Results of Operations for the Fiscal Year ended June 30, 2015 Compared to the Fiscal Year ended June 30, 2014

The results of the rescission agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenues

No operating revenues were generated during the years ended June 30, 2015 and June 30, 2014.

Administrative Expenses

Our administrative expenses totaled $6,000 for the year ended June 30, 2015 as compared to $6,000 administrative expenses for the same period ended June 30, 2014.

General Expenses

General expenses were $4,254 during the year ended June 30, 2015 for general expenses. There were $4,315 general expenses for the year ended June 30, 2014.

Selling Expenses

There were no selling expenses during the year ended June 30, 2015 and for the year ended June 30, 2014.

Net Loss

We incurred a net loss of $10,254 during the year ended June 30, 2015, compared to a net loss of $10,315 during the year ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, we had no current assets compared to $84 at June 30, 2014. At June 30, 2015 we had no total assets and June 30, 2014, we had total assets of $84. We had total current liabilities of $119,667 at June 30, 2015 compared to $109,497 at June 30, 2014. We had long-term liabilities of $0 as of June 30, 2015 compared to the same at June 30, 2014.

We had a working capital deficit of $119,667 at June 30, 2015. Net cash used by operations during the year ended June 30, 2015 was $(5,214). For the year ended June 30, 2014 the net cash used by operations was $(10,315).

During the year ended June 30, 2015, investing activities provided $0 compared to $0 used during the same period of the prior year.

During the year ended June 30, 2015, financing activities provided $5,130 compared to $10,385 provided during the same period of the prior year.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders' deficits. As of June 30, 2015, we had stockholders' deficit of $(119,667) a increase from the stockholders' deficit of $(109,413) on June 30, 2014. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor. There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation – Stock Compensation" ("ASC 718"), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Construction-Type and Production-Type Contracts." ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements and disclosures.

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

Contractual Obligations and Commercial Commitments

Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term Debt	$ -	$ -	$ -	$ -	$ -
Capital Leases	$ -	$ -	$ -	$ -	$ -
Operating Leases	$ -	$ -	$ -	$ -	$ -

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2015.

Inflation

To date, inflation has not had a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Veracity Management Global, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Veracity Management Global, Inc. (A Development Stage Company) as of June 30, 2015 and June 30, 2014, and the related statements of operations and cash flows for the period the company re-entered development stage through June 30, 2015, and the related statement of stockholders' equity for the period from inception until June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracity Management, Inc. as of June 30, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
Houston, Texas
December 16, 2015

VERACITY MANAGEMENT GLOBAL, INC.

Balance Sheets
(A Development Stage Company)

ASSETS	June 30, 2015	June 30, 2014

Current Assets

Cash	$--	$84
Total Current Assets	--	84

Total Assets	$--	$84

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Related Party Accounts Payable	$113,877	$108,747
Accounts Payable	5,790	750
Total Current Liabilities	119,667	109,497

Total Liabilities	119,667	109,497

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	--	--
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit	(4,040,470)	(4,040,470)
Accumulated deficit during development stage	(148,668)	(138,414)
Total Stockholders' Equity (Deficit)	(119,667)	(109,413)

Total Liabilities and Stockholders' Equity (Deficit)	$--	$84

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statements of Operations
For Years Ended June 30, 2015 and 2014
and the period re-entered Development Stage to June 30, 2015
(A Development Stage Company)

			Period
			re-entered
			Development
			Stage
			July 1, 2008
	2015	2014	to June 30, 2015
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenses
Administrative Expenses	6,000	6,000	76,828

General Expenses	4,254	4,315	71,940

Selling Expenses	-	-	-

Depreciation and Amortization	-	-	-
Total Expenses	10,254	10,315	148,768
Other Income
Interest income	-	-	100

Net Income (Loss)	$(10,254)	$(10,315)	$(148,668)

Basic and Diluted Net Loss per Share	*	*

Weighted Average Shares	16,643,057	16,643,057

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statement of Stockholders’ Deficit
(A Development Stage Company)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit during Development Stage	Total
Shares issued at inception	18,642,685	$18,643	$48,346	$--	$--	$66,989
Shares issued for cash	200,000	200	99,800	--	--	100,000
Effect of beneficial conversation feature	--	--	48,812	--	--	48,812
Shares issued for services	205,000	205	79,745	--	--	79,950
Net loss	--	--	--	(437,435)	--	(437,435)
Balance at June 30, 2006	19,047,685	19,048	276,703	(437,435)	--	(141,684)
Recap shares old Kirshner	899,860	900	(893)	--	--	7
New shares issued at merger	3,535,353	3,535	122,736	(100,461)	--	25,810
Shares issued for cash	930,735	930	473,070	--	--	474,000
Shares issued for services	12,392,262	12,393	1,630,512	--	--	1,642,905
Net loss	--	--	--	(1,997,139)	--	(1,997,139)
Balance at June 30, 2007	36,805,895	38,806	2,502,128	(2,535,035)	--	3,899
Shares issued for cash	932,000	932	455,068	--	--	456,000
Options exercised for expenses	1,000,000	1,000	34,000	--	--	35,000
Shares issued for services	191,667	192	97,258	--	--	97,450
Imputed interest	--	--	1,877	--	--	1,877
Cancellation of shares	(5,187,116)	(5,189)	(29,812)	--	--	(35,001)
Net loss	--	--	--	(1,505,435)	--	(1,505,435)
Balance at June 30, 2008	33,742,446	33,741	3,060,519	(4,040,470)	--	(946,210)
Cancellation of stock	(20,099,389)	(20,106)	945,317	--	--	925,211
Shares issued for services	3,000,000	3,000	47,000	--	--	50,000
Net loss	--	--	--	--	(89,580)	(89,580)
Balance at June 30, 2009	16,643,057	16,635	4,052,836	(4,040,470)	(89,580)	(60,579)
Net Loss	--	--	--	--	(9,380)	(9,380)
Balance at June 30, 2010	16,643,057	16,635	4,052,836	(4,040,470)	(98,960)	(69,959)
Net Loss	--	--	--	--	(9,844)	(9,844)
Balance at June 30, 2011	16,643,057	16,635	4,052,836	(4,040,470)	(108,804)	(79,803)
Net Loss	--	--	--	--	(9,320)	(9,320)
Balance at June 30, 2012	16,643,057	16,635	4,052,836	(4,040,470)	(118,124)	(89,123)
Net Loss	--	--	--	--	(9,975)	(9,975)
Balance at June 30, 2013	16,643,057	16,635	4,052,836	(4,040,470)	(128,099)	(99,098)
Net Loss	--	--	--	--	(10,315)	(10,315)
Balance at June 30, 2014	16,643,057	16,635	4,052,836	(4,040,470)	(138,414)	(109,413)
Net Loss	--	--	--	--	(10,254)	(10,254)
Balance at June 30, 2015	16,643,057	$16,635	$4,052,836	$(4,040,470)	$(148,668)	$(119,667)

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

Statements of Cash Flows
For the Years Ended June 30, 2015 and 2014,
and the period re-entered Development Stage to June 30, 2015
(A Development Stage Company)

	Year Ended, June 30, 2015	Year Ended, June 30, 2014	Period re-entered Development Stage (July 1, 2008) to June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(10,254)	$(10,315)	$(148,668)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for services	--	--	50,000
Increase (decrease) in:
Accounts payable	5,040	--	9,314

Net cash used by operating activities	(5,214)	(10,315)	(89,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party accounts payable	5,130	10,385	88,769
Net cash provided by financing activities	5,130	10,385	88,769

NET INCREASE (DECREASE) IN CASH	(84)	70	(585)
CASH - BEGINNING OF PERIOD	84	14	585

CASH - END OF PERIOD	$--	$84	$--

The accompanying notes to financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 & 2014

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
Basis of Presentation
The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the June 30, 2015 presentation.  On August 2, 2007, the Company's Board of Directors approved a 1 for 73 reverse split of the Company's common stock by Action of the Board and a majority of shareholders. All information related to common stock, warrants to purchase common stock and earnings per share have been retroactively adjusted to give effect to the stock split.
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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 & 2014

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

As of June 30, 2015, the following assets and liabilities were valued at fair value on a recurring and non-recurring basis:

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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 & 2014

(A Development Stage Company)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2015 and 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation – Stock Compensation" ("ASC 718"), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 & 2014

(A Development Stage Company)

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Construction-Type and Production-Type Contracts." ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements and disclosures.
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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 & 2014

(A Development Stage Company)

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.'s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,189,138 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2015, all of which raise substantial doubt about VCMG's ability to continue as a going concern. Management's plan is to continue to pursue a merger for the Company and plans to continue to fund this operation.

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
For accounting purposes, the merger was treated as a recapitalization of VCMG by SFD and a purchase of VMG by VCMG. Accordingly, the financial results presented for all periods prior to the merger date are those of SFD. This evaluation was conducted pursuant to the guidance in ASC 805 as the former SFD shareholders have majority control of VCMG subsequent to the merger through majority voting interest, control the majority of the board of directors, and control the majority of all management decisions. VMG is a wholly owned subsidiary. SFD's equity structure was restated to adopt the equity structure of VCMG (73 shares of VCMG for each share of VMG and SFD). As of the merger date, the financial statements include the combined operating results, assets and liabilities of VCMG, VMG and SFD. Since VCMG was inactive prior to the merger, it is not expected to constitute a significant part of the ongoing business of the combined company.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 & 2014

(A Development Stage Company)

NOTE 4- DISCONTINUED OPERATIONS (continued)

VCMG issued a total of 22,583,038 shares of common stock as a result of the above transactions. 3,535,353 shares were issued to the shareholders of VMG resulting in total assets and liabilities of $130,804 and $49,169, respectively, at July 1, 2006. 19,047,685 shares were issued to the shareholders of SFD resulting in total assets and liabilities of $62,418 and $204,102, respectively, at July 1, 2006. As a result of the recapitalization, SFD's assets and liabilities are stated at historical cost. As a result of the business combination between VCMG and VMG, VMG's assets and liabilities are stated at fair market value which approximates historical cost.
The purchase price paid for VMG was $25,810. This represented a discount to the book value of VMG of $55,827. Pursuant to the terms of the agreement the majority shareholders of VCMG immediately prior to the merger have the option to receive an additional 20% equity ownership in VCMG or rescind the merger if certain financial benchmarks are not achieved by December 31, 2008. Consistent with the guidance in SFAS No. 141 we have recorded a liability of $55,837 for the discounted price paid for VMG due to this possible contingency. On July 25, 2008, the Company's Board of Directors authorized the cancellation of 20,105,538 shares of common stock as part of the rescission of the exchange agreement for the acquisitions of SFD and VMG. The rescission was filed on July 7, 2008 and effective for July 1, 2008. As of July 1, 2008 the Registrant has no operating business and all operating components of VMG and SFD are included in the loss from discontinued operations for the Company for the periods three months and six months ended December 31, 2007 and the asset, related liabilities, and equity are included in the balance sheet on June 30, 2008 as net assets related to discontinued operations of $196,066, net liabilities related to discontinued operations of $1,121,277 and the remaining deficit of $925,211 included in the stockholders deficit balances.
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

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 & 2014

(A Development Stage Company)

NOTE 5 – RELATED PARTY ACCOUNTS PAYABLE

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2015	June 30, 2014

Donald W Prosser (Director)	$107,877	$102,747
Gregory Paige (CEO & Director)	6,000	6,000

Total	$113,877	$108,747

NOTE 6 – INCOME TAXES

There is no recorded income tax provision or benefit recoded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation reserve.

	Deferred	Valuation
	Tax
	Assets	Allowance	Balance

Deferred tax assets at
June 30, 2013	$354,775	$(354,151)	$--
Additions for the year	3,507	(3,507)	--

Deferred tax assets at
June 30, 2014	$357,658	$(357,658)	$--
Additions for the year	3,486	(3,486)	--
Deferred tax assets at
June 30, 2015	$357,144	$(361,144)	$--

Deferred taxes relating to the tax benefit the Company's net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company's change of control in early fiscal 2007, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company generated an NOL of approximately $10,254 during the year ended June 30, 2015 and has approximately $954,903 of NOL set to expire beginning in the year ended June 30, 2029.

The Net Operating loss is as follows:

June 30, 2007	$314,000
June 30, 2008	492,795
June 30, 2009	89,000
June 30, 2010	9,400
June 30, 2011	9,844
June 30, 2012	9,320
June 30, 2013	9,975
June 30, 2014	10,315
June 30, 2015	10,254

Total	$954,903

NOTE 7 – SUBSEQUENT EVENTS

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

Management's Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of June 30, 2015, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Name	Age	Positions
Gregory L. Paige	65	President, CEO, and Chairman
Marc L. Baker	55	Acting CFO, Secretary Treasurer and Director
Donald W. Prosser	64	Director

Gregory L. Paige, Chairman and CEO, age 65 has been the Chairman, CEO, and President, since July 1, 2008. Mr. Paige is currently President of Broad Street Marketing Inc. Mr. Paige has over 25 years experience in the financial services industry. He has been associated with E. F. Hutton, Merrill Lynch, Lehman Brothers, Kuhn Loeb and Drexel Burnham Lambert. Mr. Paige owned and managed three broker dealers including H.D. Vest a NASDAQ listed company. Mr. Paige has an AB degree from Diablo Valley College in 1971. Attended California State University at Hayward 1973 & 1974.

Marc L. Baker, Acting CFO, Secretary, Treasurer and director, age 55, has been with the Company since July 1, 2008. Mr. Baker is a CPA (inactive) in the state of Florida.

Donald W. Prosser, Director, age 64 has been a director since January 1, 2008. He was formally the Chief Financial Officer and Chairman of the Board of Arete Industries, Inc. He was a director and chairman of the audit committee for MusclePharm Corporation 2012 to 2014 and the Chief Financial Officer of MusclePharm Corp from April 15, 2014 to March 3, 2015. He served a director and chief financial officer from 2001 until June 2007 of VCG Holding Corp. Mr. Prosser also has served as chief financial officer and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider.  Mr. Prosser has a M.A. in taxation (1975) and a B.A. in accounting and history from Western State College of Colorado (1973).  He is a certified public accountant licensed in Colorado (active).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that during and for the fiscal year ended June 30, 2015, our one of our officers was in compliance and one had not filed any reports, two directors were in compliance and one had not filed any required forms.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below:

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Gregory Paige	2015	-	-	-	-	-	-
	2014	-
	2013	-	-	-	-	-	-

Marc Baker	2015	-	-	-	-	-	-
	2014	-
	2013	-	-	-	-	-	-

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended June 30, 2015.

Director Compensation

Our director has received no compensation during the year ended June 30, 2015.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Marc L. Baker (1) 12230 SW 2nd Street Plantation, FL 33325	4,134,999 shares	24.85%

Common Stock	Greg Paige 1450 South Dixie Highway Boca Raton, FL 33432	3,235,953 shares	19.44%

Common Stock	Donald W Prosser 7260 Osceola Street Westminster, CO 80030	3,212,931 shares	19.30%

Common Stock	All officers and directors as a group (4 persons)	10,583,883 shares	63.59%

*	Represents less then 1%
	(1) Includes 1,149,999 shares owned by DM Capital that is beneficially owned by Marc Baker

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Related Party Transactions

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	June 30, 2015	June 30, 2014

Donald W Prosser (Director)	$107,877	$102,747
Gregory Paige (CEO & Director)	6,000	6,000
Total	$113,877	$108,747

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

 The Registrant's Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ending June 30, 2015 and the fiscal year ended June 30, 2014.

Principal Accounting Fees

 The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC, for the audit of the Registrant's annual financial statements for the years ended June 30, 2015 and the year ended June 30, 2014.

	Year Ended
	June 30, 2015	June 30, 2014
Audit fees (1)	$6,000	$6,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$6,000	$6,000
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

1)  Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at June 30, 2015 and 2014
Statements of Operations for years ended June 30, 2015 and 2014 and from July 1, 2008 (date of commencement of development stage) through June 30, 2015
Statements of Changes in Stockholders’ (Deficit) from July 1, 2008 (date of commencement of development stage) through June 30, 2015
Statements of Cash Flows for the years ended June 30, 2015 and 2014 and from July 1, 2008 (date of commencement of development stage) through June 30, 2015
Notes to Financial Statements

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

Date: December 17, 2015

Veracity Management Global, Inc.

By: Gregory L. Paige, CEO and Chairman
/s/ Gregory L. Paige

Veracity Management Global, Inc.

By: Marc L. Baker, Acting CFO and Director
/s/ Marc L. Baker