Form 10-Q
period 2015-09-30
Veracity Management Global, Inc.
filed 2016-01-08
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On January 5, 2016, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERACITY MANAGEMENT GLOBAL, INC.

BALANCE SHEETS

	September 30,	June 30,
ASSETS	2015 (Unaudited)	2015 (Audited)

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$11,211	$5,790
Accounts Payable - Related party	113,877	113,877
Total Current Liabilities	125,088	119,667

Total Non - Current Liabilities	-	-

Total Liabilities	125,088	119,667

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at September 30, 2015 and June 30, 2015 respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit	(4,194,559)	(4,189,138)

Total Stockholders' Deficit	(125,088)	(119,667)

Total Liabilities and Stockholders' Defecit	$-	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended September 30
	2015	2014

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses

Administrative Expenses	4,000	3,000

General Expenses	1,421	45

Total Expenses	5,421	3,045

Net Loss	$(5,421)	$(3,045)

Basic and Diluted Net Loss per Share * less than $0.01	*	*

Weighted Average Shares	16,643,057	16,643,057

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2015	16,643,057	$16,635	$4,052,836	$(4,189,138)	$(119,667)
Net loss				(5,421)	(5,421)
Balance at September 30, 2015	16,643,057	$16,635	$4,052,836	$(4,194,559)	$(125,088)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended, September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,421)	$(3,045)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in:
Accounts Payable	5,421	3,000

Net cash used in operating activities	-	(45)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - acconts payable	-	-

Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	-	(45)

CASH - BEGINNING OF PERIOD	-	84

CASH - END OF PERIOD	$-	$39

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at September 30, 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG's audited financial statements and notes thereto included in VCMG's Form 10-K. In management's opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended September 30, 2015 are not necessarily indicative of the results which can be expected for the entire year.
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
THREE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE 2- GOING CONCERN
Veracity Management Global, Inc.'s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,194,559 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2015, all of which raise substantial doubt about VCMG's ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY
The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors.

	September 30, 2015	June 30, 2015

Donald W Prosser (Director)	$107,877	$107,877
Gregory Paige (CEO & Director)	6,000	6,000

Total	$113,877	$113,877

NOTE 4 – SUBSEQUENT EVENTS
The Company has received a letter of intent dated August 31, 2015 and an Exchange Agreement dated November 20, 2015 to merge an operating business before December 31, 2015. In addition Donald W Prosser Director advanced the money to pay the accounts payable of the Company and capital needed to complete the merger.

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
Results of Operations for the Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.
Revenues. The Company recorded revenue of $0 and $0 for the three months ended September 30, 2015 and 2014, respectively.
Cost of Services. The Company recorded cost of services of $0 and $0 for the three months ended September 30, 2015 and 2014, respectively.
Administrative Expenses: Our administrative expenses totaled $4,000 for the three-months ended September 30, 2015 as compared to $3,000 administrative expenses for the same period ended September 30, 2014.
General Expenses There was $1,421 of general expenses that were expensed during the three-months ended September 30, 2015. There was $45 in general expenses for the three months period ended September 30, 2014.
Net Loss. We incurred a net loss of $5,421 during the three-month period ended September 30, 2015, compared to a net loss of $3,045 during the three-month period ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015 and June 30, 2015, we had no total assets. We had total current liabilities of $125,088 at September 30, 2015 compared to $119,667 at June 30, 2015. We had long-term liabilities of $0 as of September 30, 2015 compared to $0 at June 30, 2015.
We had a working capital deficit of $(125,088) at September 30, 2015. There was no net cash used in operations during the three-month period ended September 30, 2015. For the three-month period ended September 30, 2014 the net cash used in operations was $(45).
During the three-month period ended September 30, 2015, financing activities provided no cash compared to the same three-month period in the prior year.
There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock.
Plan of Current and Future for the fiscal year 2016
The Company has no business operations and is in the business of acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

ITEM 3. QUANTITATIVE and QAULITATIVE DISCUSSION ABOUT MARKET RISK

The Company is defined by Rule 229.10 (f)(1) as a "Smaller Reporting Company" and is not required to provide or disclose the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2015, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.
As of September 30, 2015, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the SEC on December 17, 2015. The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2015, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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
/s/Gregory L. Paige Gregory L. Paige CEO Dated: January 8, 2016 /s/ Mark L. Baker Mark L. Baker CFO Dated: January 8, 2016