Form 10-Q
period 2015-12-31
Veracity Management Global, Inc.
filed 2016-01-11
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

On January 7, 2016, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERACITY MANAGEMENT GLOBAL, INC.

BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$4,568	$5,790
Accounts Payable - Related party	125,154	113,877
Total Current Liabilities	129,722	119,667

Total Non - Current Liabilities	-	-

Total Liabilities	129,722	119,667

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at December 31, 2015 and June 30, 2015, respectively	16,635	16,635
Additional paid-in capital	4,052,836	4,052,836
Accumulated deficit	(4,199,193)	(4,189,138)

Total Stockholders' Deficit	(129,722)	(119,667)

Total Liabilities and Stockholders' Defecit	$-	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2015 and 2014
 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Expenses
Administrative Expenses	2,000	1,000	6,000	4,000
General Expenses	2,634	2,099	4,055	2,144
Total Expenses	4,634	3,099	10,055	6,144
Net Loss	$(4,634)	$(3,099)	$(10,055)	$(6,144)

Basic and Diluted Net Loss per Share * less then ($0.01)	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2015	16,643,057	$16,635	$4,052,836	$(4,189,138)	$(119,667)
Net loss				(10,055)	(10,055)
Balance at December 31, 2015	16,643,057	$16,635	$4,052,836	$(4,199,193)	$(129,722)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended, December 31,	Six Months Ended, December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(10,055)	$(6,144)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in:
Accounts Payable	(1,222)	930

Net cash used in operating activities	(11,277)	(5,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party - acconts payable	11,277	5,130

Net cash provided by financing activities	11,277	5,130

NET INCREASE (DECREASE) IN CASH	-	(84)

CASH - BEGINNING OF PERIOD	-	84

CASH - END OF PERIOD	$-	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at December 31, 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG's audited financial statements and notes thereto included in VCMG's Form 10-K. In management's opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended December 31, 2015 are not necessarily indicative of the results which can be expected for the entire year.

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

VERACITY MANAGEMENT GLOBAL, INC.

NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

NOTE 2- GOING CONCERN

Veracity Management Global, Inc.'s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,198,127 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2015, all of which raise substantial doubt about VCMG's ability to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	December 31, 2015	June 30, 2015

Donald W Prosser (Director)	$119,154	$107,877
Gregory Paige (CEO & Director)	6,000	6,000

Total	$125,154	$113,877

NOTE 4 – SUBSEQUENT EVENTS

The Company has received a letter of intent dated August 31, 2015 and an Exchange Agreement dated November 20, 2015 to merge an operating business effective January 1, 2016 and to close in January 2016.

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

Results of Operations For the Three Months and the Six Months Ended December 31, 2015 Compared to Three Months and the Six Months Ended December 31, 2014

The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue: The Company recorded revenue of $0 and $0 for the six months ended December 31, 2015 and 2014, respectively. The Company recorded revenue of $0 and $0 for the three months ended December 31, 2015 and 2014, respectively.

Cost of Service: The Company recorded cost of services of $0 and $0 for the six months ended December 31, 2015 and 2014, respectively. The Company recorded cost of services of $0 and $0 for the three months ended December 31, 2015 and 2014, respectively.

Administrative Expenses: Our administrative expenses totaled $6,000 for the six-months ended December 31, 2015 as compared to $4,000 administrative expenses for the same period ended December 31, 2014. Our administrative expenses totaled $2,000 for the three-months ended December 31, 2015 as compared to $1,000 administrative expenses for the same period ended December 31, 2014.

General Expenses General expenses were $4,055 during the six-months ended December 31, 2015. There were $2,144 general expenses for the six months period ended December 31, 2014. There were general expenses of $2,634 during the three-months ended December 31, 2015. There was $2,099 in general expenses for the three months period ended December 31, 2014.

Net Loss: We incurred a net loss of $10,055 during the six-month period ended December 31, 2015, compared to a net loss of $6,144 during the six-month period ended December 30, 2014. We incurred a net loss of $4,634 during the three-month period ended December 31, 2015, compared to a net loss of $3,099 during the three-month period ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015, we had no current assets compared to no current assets at June 30, 2015. At December 31, 2015 and June 30, 2015, we had no total assets, respectively. We had total current liabilities of $129,722 at December 31, 2015 compared to $119,667 at June 30, 2015. We had long-term liabilities of $0 as of December 31, 2015 compared to $0 at June 30, 2015.

We had a working capital deficit of $(129,722) at December 31, 2015. Net cash used in operations during the six-month period ended December 31, 2015 was $(11,277). For the six-month period ended December 31, 2014 the net cash used in operations was $(5,214).

During the six-month period ended December 31, 2014, financing activities provided $11,277 compared to $5,130 during the same six-month period in the prior year.

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

ITEM 4. CONTROLS AND PROCEDURES
As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under. The Certifying Officers' conclusion that the Company's disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the elements of a merger relating to the Company's accounting for the non-cash compensation in the transaction, as discussed below.

As of December 31, 2015, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Veracity Management Global, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
/s/Gregory L. Paige Gregory L. Paige CEO Dated: January 11, 2016 /s/ Mark L. Baker Mark L. Baker CFO Dated: January 11, 2016