Form 10-Q
period 2016-03-31
Veracity Management Global, Inc.
filed 2016-06-03
CIK 1391750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
 _______________________
☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 0-52493
VERACITY MANAGEMENT GLOBAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)
Delaware	43-1889792
(State of Incorporation)	(I.R.S. Employer Identification No.)

12720 Hillcrest Road, Suite 750 Dallas, TX	75230
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (214) 365-3099
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
On June 2, 2016, the Registrant had 16,643,057 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERACITY MANAGEMENT GLOBAL, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
ASSETS	2016	2015

Current Assets
Cash	$20,000	$-
Total Current Assets	20,000	-

Total Assets	$20,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$2,230	$5,790
Accounts Payable - Related party	-	113,877
Note Payable - Related party	135,000	-
Total Current Liabilities	137,230	119,667

Long-term liabilities
Convertible notes payable, net of discount	355	-
Total Long-term liabilities	355	-
Total Liabilities	137,585	119,667

Stockholders' Deficit
Preferred Stock, $.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 3,500,000,000 shares
authorized, 16,643,057 and 16,643,057 shares issued and
outstanding at March 31, 2016 and June 30, 2015 respectively	16,635	16,635
Additional paid-in capital	4,077,863	4,052,836
Accumulated deficit	(4,212,056)	(4,189,138)

Total Stockholders' Deficit	(117,585)	(119,667)

Total Liabilities and Stockholders' Defecit	$20,000	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Expenses
Administrative Expenses	3,500	1,000	9,500	5,000
General Expenses	4,008	1,430	8,063	3,574
Selling Expenses	5,000	-	5,000	-
Loss from operations	12,508	2,430	22,563	8,574
Other Expense
Amortization of debt discount	355	-	355	-
Total Expenses	12,863	2,430	22,918	8,574

Net Loss	$(12,863)	$(2,430)	$(22,918)	$(8,574)

Basic and Diluted Net Loss per Share	*	*	*	*

Weighted Average Shares	16,643,057	16,643,057	16,643,057	16,643,057
* less then ($0.01)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2015	16,643,057	$16,635	$1,052,836	$(4,189,138)	$(119,667)
Beneficial conversion feature on convertible note	-	-	25,000	-	25,000
Net loss	-	-	-	(22,918)	(22,918)
Balance at March 31, 2016	16,643,057	$16,635	$4,077,836	$(4,212,056)	$(117,585)

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended, March 31,	Nine Months Ended, March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,918)	$(8,574)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	355	-
Changes in net assets and liabilities
Increase (decrease) in:
Accounts Payable	(3,560)	3,360

Net cash used by operating activities	(26,123)	(5,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on Converatable notes	25,000	-
Related Parties - note payble	21,123	-
Related Parties - accounts payable	-	5,130

Net cash provided by financing activities	46,123	5,130

NET INCREASE (DECREASE) IN CASH	20,000	(84)

CASH - BEGINNING OF PERIOD	-	84

CASH - END OF PERIOD	$20,000	$-

Supplement cash flow information:
Non-Cash Transactions:
Transfer of related party accounts payable to related party note payable	$113,877	$-
Beneficial conversion feature	$25,000	$-

The accompanying notes to the financial statements are integral part of these financial statements

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
 NINE MONTHS ENDED MARCH 31, 2016
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying financial statements of Veracity Management Global, Inc (the "Company", "VCMG") at March 31, 2016 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with VCMG's audited financial statements and notes thereto included in VCMG's Form 10-K. In management's opinion, these unaudited interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended March 31, 2016 are not necessarily indicative of the results which can be expected for the entire year.
 Basis of Presentation
The Company follows accounting principles generally accepted in the United States of America

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
NOTE 2- GOING CONCERN
Veracity Management Global, Inc.'s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,212,056 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2016, all of which raise substantial doubt about VCMG's ability to continue as a going concern.

VERACITY MANAGEMENT GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2016
(Unaudited)

NOTE 3 – ADVANCES – RELATED PARTY
The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

	March 31, 2016	June 30, 2015
Donald W Prosser (Director)	$-	$107,877
Gregory Paige (CEO & Director)	-	6,000
Total	$-	$113,877

On January 22, 2016 Donald W Prosser converted his advances to a promissory note for the amount $135,000. The note includes additional advances from Mr. Prosser during the first quarter and the purchase of the Gregory Paige advance by Mr. Prosser. The Note was due March 31, 2016 and extended to June 30, 2016.

NOTE 4 – DEBT

Note Payable - Related Party

The note payable of $135,000 to related parties (Donald W. Prosser) was due March 31, 2016 and has been extended to June 30, 2016.  The note provides for no interest.

Convertible Note

On March 24, 2016 the Company agreed to provide unsecured promissory notes with an related party for $25,000. The note is noninterest bearing and is due on July 30, 2017. The note has a conversion right that allows the holder to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.05 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $25,000 has been recorded as a discount to the notes payable and to Additional Paid in Capital.

For the nine months ended March 31, 2016 the Company has amortized $355 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:

Face amount of the note	$25,000
Unamortized discount	(24,645)
Carrying value at March 31, 2016	$355

NOTE 5 – RELATED PARTY TRANSACTIONS

The related party transactions during the nine months ended March 31, 2016 and 2015 are the amounts contributed for operating expenses for the related periods.  For the nine months ended March 31, 2016 was $21,123 and for the nine months ended March 31, 2015 was $5,130.  All funds were provided by Donald W. Prosser.

NOTE 6 – SUBSEQUENT EVENTS
The Company has received a letter of intent dated August 31, 2015 and an Exchange Agreement dated November 20, 2015 to merge an operating business before June 30, 2016.
The Company Board of Directors have approved a name change to Santa Fe Resource Development, Inc. effective upon the completion of the above referenced merger.

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
Results of Operations For the Three Months and the Nine Months Ended March 31, 2016 Compared to Three Months and the Nine Months Ended March 31, 2015
The results of the recession agreement made the Company a shell company as defined in Rule 12b-2 of the Exchange Act.
Revenue: The Company recorded revenue of $0 and $0 for the nine months ended March 31, 2016 and 2015, respectively. The Company recorded revenue of $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.
Cost of Service: The Company recorded cost of services of $0 and $0 for the nine months ended March 31, 2016 and 2015, respectively. The Company recorded cost of services of $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.
Administrative Expenses: Our administrative expenses totaled $9,500 for the nine-months ended March 31, 2016 as compared to $5,000 administrative expenses for the same period ended March 31, 2015. Our administrative expenses totaled $3,500 for the three-months ended March 31, 2016 as compared to $1,000 administrative expenses for the same period ended March 31, 2015.

General Expenses General expenses were $8,063 during the nine-months ended March 31, 2016. There were $3,574 general expenses for the nine-months period ended March 31, 2015. There were general expenses of $4,008 during the three-months ended March 31, 2016. There were general expenses of $1,430 for the three-months period ended March 31, 2015.
Selling expenses: There was $5,000 selling expenses during the nine months ended March 31, 2016 and no selling expenses for the nine months ended March 31, 2015. There was $5,000 selling expenses during the three-months ended March 31, 2016 and no selling expenses for the three-months period ended March 31, 2015.
Other Expenses:  There was $355 of other expenses, related to amortization of debt discount, during the nine months ended March 31, 2016, and no other expenses during the nine months ended March 31, 2015.  There was $355 of other expenses during the three months ended March 31, 2016 and no other expenses during the three months ended March 31, 2015.
Net Loss: We incurred a net loss of $22,918 during the nine-month period ended March 31, 2016, compared to a net loss of $8,574 during the nine-month period ended March 31, 2015. We incurred a net loss of $12,863 during the three-month period ended March 31, 2016, compared to a net loss of $2,430 during the three-month period ended March 31, 2015.
Liquidity and Capital Resources
At March 31, 2016, we had $20,000 current assets compared to no current assets at June 30, 2015. We had total current liabilities of $137,230 at March 31, 2016 compared to $119,667 at June 30, 2015. We had long-term liabilities of $355 as of March 31, 2016 compared to $0 at June 30, 2015.
We had deficit working capital of $117,230 at March 31, 2016.
Net cash used by operations during the nine-month period ended March 31, 2016 was $(26,123). For the nine-month period ended March 31, 2015 the net cash used by operations was ($5,214).
During the nine-month period ended March 31, 2016, financing activities provided $46,123 compared to $5,130 during the same nine-month period in the prior year.
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

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2016 our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

As of March 31, 2016, there were no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
Item 1A - RISK FACTORS
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the SEC on December 17, 2014. The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2015, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.
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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Veracity Management Global, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
/s/Robert Shuey Robert Shuey CEO Dated: June 3, 2016 /s/ Peter Dauterman Peter Dauterman CFO Dated: June 3, 2016